Form 10-Q
period 1996-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1996-05-10
CIK 818084

FORM 10-Q



                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    September 30, 1995     Commission file number   000-16698

                         Brown-Benchmark Properties Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                       31-1209608
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                  Identification Number)



     225 East Redwood Street, Baltimore, Maryland                       21202
       (Address of Principal Executive Offices)                      (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

                                               N/A
                      (Former Name, Former Address, and Former Fiscal Year,
                                 if Changed Since Last Report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                             No

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP




                                                       INDEX



                                                                      Page No.
Part I.  Financial Information

           Item 1.     Financial Statements

                       Balance Sheets                                      1
                       Statements of Operations                            2
                       Statements of Partners' Capital                     3
                       Statements of Cash Flows                            4
                       Notes to Financial Statements                     5-6


           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     7-8


Part II.   Other Information

           Item 1. through Item 6.                                         9

           Signatures                                                     10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

          Consolidated Balance Sheets
                  (Unaudited)




                                                March  31,   December 31,
                                                   1996          1995

 Assets
   Investment in real estate                   $16,595,851  $ 16,846,034
   Cash and cash equivalents                       500,249       342,171
   Other assets
     Accounts receivable, net                       68,258       124,435
     Prepaid expenses                                8,903        15,178
     Escrow for real estate taxes                  164,943       236,252
     Loan fees, less accumulated amortization
        of $59,382 and $56,091, respectively        21,801        25,899

        Total assets                           $17,360,005  $ 17,589,969




 Liabilities and Partners' Capital
 Liabilities
     Accounts payable and accrued expenses     $   499,004  $    453,476
     Due to affiliates                               9,206         7,609
     Tenant security deposits                      138,412       137,211
     Mortgage loans payable                     14,342,742    14,387,506
        Total liabilities                       14,989,364    14,985,802


     Partners' Capital
       General Partners                           (166,193)     (161,521)
       Assignor Limited Partner
       Assignment of Limited Partnership
         Interests - $25 stated value per
         unit, 500,000 units outstanding         2,621,443     2,850,280
       Limited Partnership Interests -
         $25 stated value per unit
         40 units outstanding                      (84,709)      (84,692)
     Subordinated Limited Partners                     100           100
        Total partners' capital                  2,370,641     2,604,167

        Total liabilities and partners' capital$17,360,005  $ 17,589,969

See accompanying notes to financial statements

                      -1-

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
For the three months ended March 31,
            (Unaudited)

                                        1996            1995

Revenues
    Rental income                   $  880,203       $ 877,738
    Interest income                      2,489           3,224

                                       882,692         880,962

Expenses
  Compensation and benefits             82,971          76,475
  Utilities                             90,054          77,831
  Property taxes                        88,941          83,430
  Maintenance and repairs               58,253          31,016
  Property management fee               39,575          39,128
  Advertising                            6,926           7,586
  Insurance                              7,974           8,538
  Other                                  9,740           6,607
  Administrative & professional fees    17,234          23,469
  Interest expense                     323,385         327,224
  Depreciation of property and
    equipment                          259,506         254,979
  Amortization of loan fees              4,098           7,314

                                       988,657         943,597

Net loss                            $ (105,965)      $ (62,635)



Net loss per unit of assignee
  limited partnership interest      $    (0.21)      $   (0.12)



See accompanying notes to financial statements

                -2-

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Partners' Capital
For the Three Months Ended March 31, 1996 and 1995
        (Unaudited)

                                        Assignor Limited Partner
                                 Assignment
                                of Limited    Limited   Subordinated
                      General   Partnership Partnership   Limited
                      Partners   Interest    Interest     Partners     Total



Balance at December 31, 1995$ (161,521)$ 2,850,280 $   (84,692)$        100 $2,604,167

Net loss                        (2,119)   (103,837)         (8)           -   (105,965)

Distributions to partners       (2,551)   (124,999)        (10)           -   (127,561)

Balance at March  31, 1996  $ (166,193)$ 2,621,443 $   (84,709)$        100 $2,370,640





Balance at December 31, 1994$ (147,045)$ 3,559,548 $   (84,635)$        100 $3,327,968

Net loss                        (1,253)    (61,377)         (5)           -    (62,635)

Distributions to partners       (2,232)   (109,375)         (9)           -   (111,616)

Balance at March  31, 1995  $ (150,530)$ 3,388,796 $   (84,649)$        100 $3,153,717


See accompanying notes to financial statements

             -3-

           BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

               Consolidated Statements of Cash Flows
               For the Three Months Ended March 31,
                            (Unaudited)



                                                                        1996            1995

Cash flows from operating activities
   Net loss                                                         $ (105,965)     $  (62,635)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation of property and equipment                          259,506         254,979
       Amortization of loan fees                                         4,098           7,314
       Change in assets and liabilities
        Decrease  in accounts receivable                                56,176          18,073
        Decrease  in prepaid expenses                                    6,275           7,038
        Decrease in escrow for real estate taxes                        71,309          79,159
        Increase (decrease) in accounts payable and accrued expenses    45,529         (56,098)
        Increase in due to affiliates                                    1,597           2,135
        Increase in tenant security deposits                             1,201           3,597

Net cash provided by operating activities                              339,726         253,562

Cash flows from investing activities-
   additions to investment in real estate                               (9,323)        (19,311)

Cash flows from financing activities
   Distributions to partners                                          (127,561)       (111,616)
   Mortgage loan principal reduction                                   (44,764)        (40,924)


Net cash used in financing activities                                 (172,325)       (152,540)

Net increase in cash and cash equivalents                              158,078          81,711
Cash and cash equivalents
   Beginning of period                                                 342,171         338,316

   End of period                                                    $  500,249      $  420,027




           See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1995 Annual Report.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" Statement 121). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Fund adopted Statement 121 during the first quarter of 1996 and the adoption did not have any impact on its consolidated financial statements.


NOTE 3 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                                          March 31, 1996        December 31, 1995

         Land                                                $ 1,257,000              $ 1,257,000
         Buildings                                            21,121,284               21,120,535
         Furniture, fixtures
            and equipment                                      1,958,931                1,950,358
                                                              24,337,215               24,327,893
         Less: accumulated depreciation                        7,741,364                7,481,859
         Total                                               $16,595,851              $16,846,034


NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at March 31, 1996 and December 31, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $9,206 and $10,015 during the quarters ended March 31, 1996 and 1995, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $39,575 and $39,128 during the quarters ended March 31, 1996 and 1995 respectively.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)

NOTE 6 - MORTGAGE LOANS PAYABLE

Each of the properties owned by the Partnership are secured as collateral for the mortgage loans payable outstanding at March 31, 1996 and December 31, 1995. Effective August 1, 1992, the existing mortgage loans were renewed with the current lender for a term of 5 years with an interest rate of 9.0%. Monthly payments are based on a 27-year amortization schedule with a balloon payment due at the end of the 5-year term.


NOTE 7 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended March 31, 1996 and 1995.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and to control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations.

         On February 12, 1996, the Partnership made a cash distribution to its partners totaling $127,561, representing a 4% return on invested capital. Funds for this distribution were derived from the operations of the three apartment properties. Operating cash flow generated during 1995 represented a yield of approximately 4.2% on invested capital. The 1996 operating budget suggests operating cash flow should yield approximately 5% on invested capital. While operations were slightly behind budget for the first quarter of the year, we expect operating trends will improve during the year. We expect a 4% distribution rate will be in place throughout 1996 and will review Partnership reserves with respect to distribution levels at the end of the year.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         First quarter revenues generated from the operation of the three apartment communities were essentially flat when compared to revenues collected during the first quarter of 1995. While collections increased at the Dayton community, revenues were down at the Cincinnati property and essentially unchanged in Columbus. While the gross rent potential for the three communities increased $44,347 or (4.8%), from $931,798 during the first quarter of 1995 to $976,145 during the first quarter of 1996, the average aggregate occupancy level of the properties decreased from 92.4% during the first quarter of 1995 to 89.5% during the first quarter of 1996. Based upon recent leasing activity as well as seasonal leasing trends, we expect occupancy levels will increase during the second quarter and as a result, revenues are expected to increase throughout the remainder of the year.

         First quarter expenses, excluding interest charges, depreciation and amortization costs, increased $47,588 (13.4%) versus similar expenses incurred during the first quarter of 1995. This increase resulted primarily from higher utility and maintenance costs at Deerfield.

         Due to only a marginal increase in revenues, coupled with the increase in expenses (excluding interest charges, depreciation and amortization costs) through the first quarter as compared to 1995, the net operating income for the property decreased $45,858 or approximately 9.5%.

         Payments of principal and interest on the permanent loans were $368,149 during the first quarter of both 1996 and 1995 and included principal reductions of $44,764 and 40,924 respectively.

         While rental rates at Deerfield, in Cincinnati, Ohio, have increased approximately 6% from the first quarter of 1995, (from $540 per unit per month to $572 per unit per month) occupancy levels decreased to 87% during the first quarter of the year, down from 94% in 1995. As a result, first quarter 1996 revenues decreased $7,700 versus 1995 collections. Leasing activity has increased since the end of the first quarter and currently the community is 90% occupied and 92% leased. Operating expenses increased approximately $35,000 versus the first quarter of 1995 primarily as a result of higher utility and maintenance costs. A major repair of a water line break resulted in an unbudgeted plumbing repair of $9,300. In addition, water and sewer costs were up 20% versus 1995 due to increased consumption. Plans to install pressure valves throughout the community which should prevent further water line breaks are under review.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         At Oakbrook, in Columbus, Ohio, occupancy levels decreased during the first quarter, averaging 92%, down 3% from the first quarter 1995 average of 95%. Rental revenues received at the community during the first quarter however were flat, when compared to the same period in 1995 due to a 2.5% increase in the average monthly rental rate. Operating expenses were under budget and only marginally higher than during the first quarter of 1995. The Columbus market remains strong and Oakbrook's on-site management remains focused on increasing rental rates on lease renewals as well as new tenants. Since the end of the first quarter leasing trends have been positive. Occupancy levels at the community have increased to 95% and we expect operating results will continue to improve throughout the year.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 90% during the first quarter of 1996, up from 88% during the first quarter of 1995. In addition, rental rates increased 3% from $530 per unit per month to $546 per unit per month. As a result, first quarter 1996 rental revenues increased $16,578 when compared to revenues received during the first quarter of 1995. Operating expenses incurred during the first quarter of the year were up marginally when compared to last year. There is no new construction or properties in the pipeline in our immediate rental market and as a result we expect operating trends will continue to be positive throughout the year.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                                            PART II. OTHER INFORMATION




Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)  Exhibits:   None.

                  b)  Reports on Form 8-K:  None.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:      5/9/96                                 By:    /s/ John M. Prugh
                                                  John M. Prugh
                                                  President and Director
                                                  Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner



DATE:      5/9/96                                 By:   /s/ Timothy M. Gisriel
                                                  Timothy M. Gisriel
                                                  Treasurer
                                                  Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner