Form 10-Q
period 1996-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1996-08-09
CIK 818084

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

For the quarterly period ended         June 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    June 30, 1996     Commission file number   000-16698

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




                                                       INDEX



                                                                     Page No.
Part I.  Financial Information

           Item 1.     Financial Statements

                       Balance Sheets                                   1
                       Statements of Operations                         2
                       Statements of Partners' Capital                  3
                       Statements of Cash Flows                         4
                       Notes to Financial Statements                   5-6


           Item 2.     Management's Discussion and Analysis of
                              Financial Condition and Results of Operations 7-8


Part II.   Other Information

           Item 1. through Item 6.                                     9

           Signatures                                                 10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

          Consolidated Balance Sheets
                  (Unaudited)


                                                 June  30,   December 31,
                                                   1996          1995

 Assets
   Investment in real estate                   $16,350,078  $ 16,846,034
   Cash and cash equivalents                       414,388       342,171
   Other assets
     Accounts receivable, net                       49,154       124,435
     Prepaid expenses                               33,105        15,178
     Escrow for real estate taxes                  171,328       236,252
     Loan fees, less accumulated amortization
        of $64,288 and $56,091, respectively        17,703        25,899

        Total other assets                         271,290       401,764

        Total assets                           $17,035,756  $ 17,589,969




 Liabilities and Partners' Capital
 Liabilities
     Accounts payable and accrued expenses     $   438,572  $    453,476
     Due to affiliates                               8,321         7,609
     Tenant security deposits                      140,755       137,211
     Mortgage loans payable                     14,296,964    14,387,506
        Total liabilities                       14,884,612    14,985,802


     Partners' Capital
       General Partners                           (170,581)     (161,521)
     Assignor Limited Partner
          Assignment of limited partnership
            interests - $25 stated value per
            unit, 500,000 units outstanding      2,406,353     2,850,280
          Limited partnership interests -
           $25 stated value per unit
           40 units outstanding                    (84,728)      (84,692)
     Subordinated Limited Partners                     100           100
        Total partners' capital                  2,151,144     2,604,167

        Total liabilities and partners' capital$17,035,756  $ 17,589,969






See accompanying notes to financial statements

                      -1-

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
            (Unaudited)

                                     Three months ended       Six months ended

                                      June 30,   June 30,      June 30,   June 30,
                                        1996       1995          1996       1995


Revenues
    Rental income                   $  914,680 $  902,905    $1,794,883 $1,780,643
    Interest income                      3,072      2,811         5,440      6,035

                                       917,752    905,716     1,800,323  1,786,678

Expenses
  Compensation and benefits             87,710     90,011       170,681    166,486
  Utilities                             67,784     78,150       157,837    155,981
  Property taxes                        88,941     83,430       177,882    166,860
  Maintenance and repairs               99,724    119,291       157,978    150,307
  Property management fee               41,111     40,280        80,685     79,409
  Advertising                            7,547      7,134        14,473     14,720
  Insurance                              7,974      8,538        15,948     17,076
  Other                                 10,758      8,982        20,498     15,590
  Administrative & professional fees    12,045     14,054        29,280     37,522
  Interest expense                     322,370    326,296       645,755    653,520
  Depreciation of property and
    equipment                          259,506    254,979       519,012    509,958
  Amortization of loan fees              4,098      7,314         8,196     14,628

                                     1,009,568  1,038,459     1,998,225  1,982,057

Net loss                            $  (91,816)$ (132,743)   $ (197,902)$ (195,379)




Net loss per unit of assignee
  limited partnership interest      $    (0.18)$    (0.26)   $    (0.39)$    (0.38)












See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Partners' Capital
For the Six Months Ended June 30, 1996 and 1995
        (Unaudited)


                                        Assignor Limited Partner
                                        Assignment
                                        of Limited    Limited   Subordinated
                              General   Partnership Partnership   Limited
                              Partners   Interest    Interest     Partners     Total




Balance at December 31, 1995$ (161,521)$ 2,850,280 $   (84,692)$        100 $2,604,167

Net loss                        (3,958)   (193,928)        (16)           -   (197,902)

Distributions to partners       (5,102)   (249,999)        (20)           -   (255,121)

Balance at June  30, 1996   $ (170,581)$ 2,406,353 $   (84,728)$        100 $2,151,144





Balance at December 31, 1994$ (147,045)$ 3,559,548 $   (84,635)$        100 $3,327,968

Net loss                        (3,908)   (191,456)        (15)           -   (195,379)

Distributions to partners       (4,465)   (218,750)        (17)           -   (223,232)

Balance at June  30, 1995   $ (155,418)$ 3,149,342 $   (84,667)$        100 $2,909,357




See accompanying notes to financial statements

           BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

               Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30,
                            (Unaudited)



                                                                        1996            1995

Cash flows from operating activities
   Net loss                                                         $ (197,902)     $ (195,379)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation of property and equipment                          519,012         509,958
       Amortization of loan fees                                         8,196          14,628
       Change in assets and liabilities
        Decrease  (increase) in accounts receivable                     75,281         (24,676)
        (Increase) decrease  in prepaid expenses                       (17,927)            974
        Decrease in escrow for real estate taxes                        64,924           3,465
        (Decrease) increase in accounts payable and accrued expenses   (14,904)        105,790
        Increase (decrease) in due to affiliates                           712          (1,319)
        Increase in tenant security deposits                             3,544           5,009

Net cash provided by operating activities                              440,936         418,450

Cash flows used in investing activities-
   additions to investment in real estate                              (23,056)        (39,676)

Cash flows from financing activities
   Distributions to partners                                          (255,121)       (223,232)
   Mortgage loan principal reduction                                   (90,542)        (82,777)

Net cash used in financing activities                                 (345,663)       (306,009)

Net increase in cash and cash equivalents                               72,217          72,765
Cash and cash equivalents
   Beginning of period                                                 342,171         338,316

   End of period                                                    $  414,388      $  411,081








           See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)


(1)      The Fund and Basis of Preparation

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


(2)      Investment in Real Estate

         Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                                           June 30, 1996        December 31, 1995

         Land                                                $ 1,257,000              $ 1,257,000
         Buildings                                            21,121,285               21,120,535
         Furniture, fixtures
            and equipment                                      1,972,663                1,950,358
                                                              24,350,948               24,327,893
         Less: accumulated depreciation                        8,000,870                7,481,859
         Total                                               $16,350,078              $16,846,034


(3)      Cash and Cash Equivalents

         Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at June 30, 1996 and December 31, 1995.


(4)      Related Party Transactions

         The Administrative General Partner earned $8,321 and $6,562 during the quarters ended June 30, 1996 and 1995, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

         Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $41,111 and $40,280 during the quarters ended June 30, 1996 and 1995 respectively.


(5)   Mortgage Loans Payable

         Each of the properties owned by the Partnership are secured as collateral for the mortgage loans payable outstanding at June 30, 1996 and December 31, 1995. Effective August 1, 1992, the existing mortgage loans were renewed with the current lender for a term of 5 years with an interest rate of 9.0%. Monthly payments are based on a 27-year amortization schedule with a balloon payment due at the end of the 5-year term.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)


(6)      Net Loss per Unit of Assigned Limited Partnership Interest

         Net loss per Unit of assigned limited partnership interest is disclosed on the Statements of Operations and is based upon average units outstanding of 500,000 during the three and six months ended June 30, 1996 and 1995.

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

         On August 12, 1996, the Partnership made a cash distribution to its partners totaling $127,561, representing an annualized return of 4% on invested capital. Based upon the operating results through June and the budget for the remainder of the year, operating cash flow during 1996 is expected to yield approximately 4.7% on invested capital. While operations were slightly behind budget for the first half of the year due to lower than expected occupancy levels, improved occupancy trends experienced at each property during July are expected to be sustained throughout the second half of the year and as a result, we expect operating results will be on budget for the second half of the year. We expect a 4% distribution rate will be in place throughout 1996 and will review Partnership reserves with respect to distribution levels at the end of the year.

         The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         Second quarter revenues generated from the operation of the three apartment communities increased marginally when compared to revenues collected during the second quarter of 1995. Through the first half of 1996, operating revenues increased less than 1% when compared to revenues received during the first half of 1995. While collections increased at both the Dayton and Columbus properties, revenues received at the Cincinnati property decreased due to higher vacancy levels experienced in 1996. While the gross rent potential for the three communities increased $85,225 or (4.5%), from $1,887,356 to $1,972,581 the average aggregate occupancy level of the properties decreased from 93% during the first half of 1995 to 91% during the first half of 1996. Since the end of the second quarter occupancy levels have improved at each community (all properties' occupancy levels are currently 95% or higher) and we expect these improved levels to be sustained for the remainder of the year. As a result, revenues are expected to increase throughout the remainder of the year.

         Second quarter operating expenses excluding interest charges, depreciation and amortization costs, decreased $26,276 versus similar expenses incurred during the second quarter of 1995. Through the first half of the year, similar expenses increased approximately $21,000, or 3%, versus 1995. Through the first half of 1996, operating expenses exceeded budget by approximately $24,000 due primarily to higher maintenance costs. We expect operating costs throughout the year to remain slightly over budget due to higher than anticipated lease-up expenditures.

         Due to only a marginal increase in revenues, coupled with the increase in expenses (excluding interest charges, depreciation and amortization costs) through the first half of 1996 as compared to 1995, the net operating income of the property decreased $7,666 or approximately 1%.

         Payments of principal and interest on the permanent loans were $736,297 during the first half of both 1996 and 1995 and included principal reductions of $90,542 and 82,777 respectively.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 90% during the second quarter of 1996 essentially unchanged from the first quarter of the year. Rental rates on selected units increased modestly during the second quarter. Revenues received through the first half of 1996 increased $25,565, or 4.8%, when compared to 1995 first half revenues. Since the end of the second quarter, occupancy levels have steadily increased and currently the community is 95% occupied. Operating expenses are within 3% of budget. Higher than projected maintenance expenses due to apartment turnover costs resulted in the modest overage in operating costs. Management believes occupancy levels in the mid-nineties will be maintained for the remainder of the year.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations


Results of Operations (continued)

         At Deerfield, in Cincinnati, Ohio, the average occupancy level during the second quarter was 92% up 5% from the first quarter average of 87%. As a result of this favorable trend in occupancy, second quarter revenues at Deerfield increased $16,500, or 5% when compared to revenues collected during the first quarter of the year. As a result of the first quarter's low occupancy however, revenues received through the first half of the year remain $15,647 below those collected during the first half of 1995. Occupancy levels have trended positively since June and currently the community is 95% occupied. Based on available market information and leasing trends, we expect occupancy levels will remain at or above 95% throughout 1996. Due to higher than budgeted maintenance expenses associated with apartment lease-up costs, operating expenses exceeded budget by approximately 3% during the first half of the year.

         At Oakbrook in Columbus, Ohio, occupancy levels averaged 96% during the second quarter of 1996 up 4% from the first quarter average of 92%. As a result of this favorable trend, revenues received during the second quarter increased $16,209 or 6% when compared to the first quarter of the year. Through the first six months, revenues received at Oakbrook increased $15,657, or 2% when compared to revenues received during the first half of 1995. Throughout July, occupancy levels continued to increase and currently the community is 97% occupied. Maintenance costs associated with the lease-up of units resulted in operating expenses exceeding the budget by approximately 4% through the first half of the year.

         Management is committed to sustaining the recent positive trend in occupancy levels experienced at each of the properties. We believe rental rates will remain essentially unchanged throughout the remainder of the year and are striving to achieve and maintain a 95% average aggregate occupancy level for the portfolio. As such, we expect revenues and operating income for the Fund to increase during each of the last two quarters of the year.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:      8/6/96                                 By:    /s/ John M. Prugh
                                                  John M. Prugh
                             President and Director
                            Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner



DATE:      8/6/96                                 By:   /s/ Timothy M. Gisriel
                               Timothy M. Gisriel
                                                  Treasurer
                            Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner