Form 10-Q
period 1996-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1996-11-13
CIK 818084

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

For the quarterly period ended September 30, 1996 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended September 30, 1996     Commission file number   000-16698

                         Brown-Benchmark Properties Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                31-1209608
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification Number)



     225 East Redwood Street, Baltimore, Maryland                       21202
       (Address of Principal Executive Offices)                     (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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




                                      INDEX



                                                                     Page No.
Part I.  Financial Information

           Item 1.     Financial Statements

                       Balance Sheets                                   1
                       Statements of Operations                         2
                       Statements of Partners' Capital                  3
                       Statements of Cash Flows                         4
                       Notes to Financial Statements                   5-6


           Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations 7-8


Part II.   Other Information

           Item 1. through Item 6.                                     9

           Signatures                                                 10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

          Consolidated Balance Sheets
                  (Unaudited)

                                                September   30,  December 31,
                                                     1996            1995

 Assets
   Investment in real estate                   $    16,118,310  $ 16,846,034
   Cash and cash equivalents                           463,442       342,171
   Other assets
     Accounts receivable, net                           98,724       124,435
     Prepaid expenses                                   25,131        15,178
     Escrow for real estate taxes                      154,641       236,252
     Loan fees, less accumulated amortization
        of $68,386 and $56,091, respectively            13,605        25,899

        Total other assets                             292,101       401,764

        Total assets                           $    16,873,853  $ 17,589,969




 Liabilities and Partners' Capital
 Liabilities
     Accounts payable and accrued expenses     $       494,789  $    453,476
     Due to affiliates                                   9,580         7,609
     Tenant security deposits                          145,516       137,211
     Mortgage loans payable                         14,250,148    14,387,506
        Total liabilities                           14,900,033    14,985,802


     Partners' Capital
       General Partners                               (174,128)     (161,521)
       Assignor Limited Partner
          Assignment of limited partnership
            interests - $25 stated value per
            unit, 500,000 units outstanding          2,232,589     2,850,280
          Limited partnership interests -
           $25 stated value per unit
           40 units outstanding                        (84,741)      (84,692)
       Subordinated Limited Partners                       100           100
        Total partners' capital                      1,973,820     2,604,167

        Total liabilities and partners' capital$    16,873,853  $ 17,589,969



See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
            (Unaudited)

                                     Three months ended             Nine months ended

                                     September 30,  September 30,   September 30,   September 30,
                                         1996           1995            1996            1995


Revenues
    Rental income                   $     948,490  $     909,206   $   2,743,373   $   2,689,849
    Interest income                         2,781          3,236           8,222           9,271

                                          951,271        912,442       2,751,595       2,699,120

Expenses
  Compensation and benefits                75,683         78,062         246,364         244,547
  Utilities                                71,526         72,268         229,363         228,249
  Property taxes                           88,941         82,845         266,823         249,705
  Maintenance and repairs                  92,089         41,519         250,066         191,827
  Property management fee                  42,598         40,662         123,283         120,070
  Advertising                               7,923          6,697          22,397          21,418
  Insurance                                 7,974          8,538          23,922          25,614
  Other                                    10,355          8,053          30,853          23,643
  Administrative & professional fees       14,102         13,968          43,382          51,490
  Interest expense                        326,241        325,347         971,996         978,867
  Depreciation of property and
    equipment                             259,506        254,979         778,518         764,937
  Amortization of loan fees                 4,098          6,464          12,294          21,092

                                        1,001,036        939,402       2,999,261       2,921,459

Net loss                            $     (49,765) $     (26,960)  $    (247,666)  $    (222,339)




Net loss per unit of assignee
  limited partnership interest      $       (0.10) $       (0.05)  $       (0.49)  $       (0.44)



See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Partners' Capital
For the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)

                                          Assignor Limited Partner
                                          Assignment
                                          of Limited    Limited   Subordinated
                                General   Partnership Partnership   Limited
                                Partners   Interest    Interest     Partners     Total



Balance at December 31, 1995  $ (161,521)$ 2,850,280 $   (84,692)$        100 $2,604,167

Net loss                          (4,953)   (242,693)        (19)           -   (247,666)

Distributions to partners         (7,654)   (374,998)        (30)           -   (382,681)

Balance at September  30, 1996$ (174,128)$ 2,232,589 $   (84,741)$        100 $1,973,820





Balance at December 31, 1994  $ (147,045)$ 3,559,548 $   (84,635)$        100 $3,327,968

Net loss                          (4,447)   (217,875)        (17)           -   (222,339)

Distributions to partners         (6,697)   (328,125)        (26)           -   (334,848)

Balance at September  30, 1995$ (158,189)$ 3,013,548 $   (84,678)$        100 $2,770,781




See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

           Consolidated Statements of Cash Flows
          For the Six Months Ended September 30,
                        (Unaudited)


                                                               1996            1995

Cash flows from operating activities
   Net loss                                                $ (247,666)     $ (222,339)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation of property and equipment                 778,518         764,937
       Amortization of loan fees                               12,294          21,092
       Change in assets and liabilities
        Decrease  (increase) in accounts receivable            25,712         (52,641)
        (Increase) decrease  in prepaid expenses               (9,953)          9,512
        Decrease (increase) in escrow for real estate taxes    81,611         (37,099)
        Increase in accounts payable and accrued expenses      41,313         120,470
        Increase in due to affiliates                           1,971             587
        Increase in tenant security deposits                    8,305           8,587

Net cash provided by operating activities                     692,105         613,106

Cash flows used in investing activities-
   additions to investment in real estate                     (50,794)        (62,250)

Cash flows from financing activities
   Distributions to partners                                 (382,682)       (334,848)
   Mortgage loan principal reduction                         (137,358)       (125,578)

Net cash used in financing activities                        (520,040)       (460,426)

Net increase in cash and cash equivalents                     121,271          90,430
Cash and cash equivalents
   Beginning of period                                        342,171         338,316

   End of period                                           $  463,442      $  428,746




      See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1996
                                   (Unaudited)


(1)      The Fund and Basis of Preparation

         The accompanying consolidated financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim consolidated financial information should be read in conjunction with the financial statements contained in the 1995 Annual Report.


(2)      Investment in Real Estate

         Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                                        September 30, 1996      December 31, 1995

         Land                                                $ 1,257,000              $ 1,257,000
         Buildings                                            21,121,285               21,120,535
         Furniture, fixtures
            and equipment                                      2,000,401                1,950,358
                                                              24,378,686               24,327,893
         Less: accumulated depreciation                        8,260,376                7,481,859
         Total                                               $16,118,310              $16,846,034


(3)      Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at September 30, 1996 and December 31, 1995.


(4)      Related Party Transactions

         The Administrative General Partner earned $9,580 and $8,468 during the quarters ended September 30, 1996 and 1995, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

         Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $42,598 and $40,662 during the quarters ended September 30, 1996 and 1995, respectively.


(5)   Mortgage Loans Payable

         Each of the properties owned by the Partnership are secured as collateral for the mortgage loans payable outstanding at September 30, 1996 and December 31, 1995. Effective August 1, 1992, the existing mortgage loans were renewed with the current lender for a term of 5 years with an interest rate of 9.0%. Monthly payments are based on a 27-year amortization schedule with a balloon payment due at the end of the 5-year term.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1996
                                   (Unaudited)


(6)      Net Loss per Unit of Assigned Limited Partnership Interest

         Net loss per Unit of assigned limited partnership interest is disclosed on the Statements of Operations and is based upon average units outstanding of 500,000 during the three and six months ended September 30, 1996 and 1995.

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

         On November 12, 1996, the Partnership made a cash distribution to its partners totaling $127,560, representing an annualized return of 4% on invested capital. Based upon the operating results through September and the budget for the remainder of the year, operating cash flow during 1996 is expected to yield approximately 5.2% on invested capital. While operations were slightly behind budget for the first half of the year due to lower than expected occupancy levels, improved occupancy trends experienced at each property during the third quarter are expected to be sustained throughout the remainder of the year and as a result, we expect operating results will be on budget in the fourth quarter. We expect a 4% distribution rate will be in place throughout 1996 and will review Partnership reserves with respect to distribution levels at the end of the year.

         The Partnership does not anticipate any outlays for significant capital improvements or repair costs that might adversely impact its liquidity.


Results of Operations

         Third quarter revenues generated from the operation of the three apartment communities increased $38,829 (4%) versus revenues collected during the third quarter of 1995. Through the third quarter of 1996, revenues increased $52,475 ( 2%) when compared to revenues received through the third quarter of 1995. Although revenues received at the Cincinnati property decreased due to higher vacancy in the second quarter of 1996, revenues increased at all three properties in the third quarter. While the gross rent potential for the nine months ended September 30, 1996 at the three communities increased $125,801 or (4.4%), from $2,842,590 to $2,968,391, at the same time the average aggregate occupancy level of the properties decreased from 93% through the third quarter of 1995 to 92% through the third quarter of 1996. Since the end of the second quarter occupancy levels have improved at each community (all properties' occupancy levels are currently 94% or higher) and these improved levels are expected to be sustained for the remainder of the year. As a result, fourth quarter revenues are expected to exceed the present quarter.

         Third quarter operating expenses, excluding interest charges, depreciation and amortization costs, increased $58,579 versus similar expenses incurred during the third quarter of 1995. Through the third quarter, similar expenses increased $79,890, or 6%, versus 1995 and exceeded budget by approximately $41,000 due primarily to higher maintenance costs. We expect operating costs throughout the year to remain slightly over budget due to higher than anticipated lease-up expenditures.

         Payments of principal and interest on the permanent loans were $1,104,446 through the third quarter 1996 and 1995 and included principal reductions of $137,358 and $125,578 respectively.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 92% during the third quarter of 1996, an increase from the average of 90% experienced in the first two quarters of the year. Rental rates on selected units have increased modestly during the year. Revenues through the third quarter of 1996 increased $40,046, or 5%, when compared to the same period in 1995. Since the end of the second quarter, occupancy levels have steadily increased and currently the community is 96% occupied. Operating expenses are within 4% of budget. Higher than projected maintenance expenses due to apartment turnover costs resulted in the modest overage in operating costs. Management believes occupancy levels in the mid-nineties will be maintained for the remainder of the year.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

         At Deerfield, in Cincinnati, Ohio, the average occupancy level during the third quarter was 93%, an increase from the average of 89% experienced in the first two quarters of the year. As a result of this favorable trend in occupancy, third quarter revenues at Deerfield increased $31,816, or 10% when compared to revenues during the first quarter of the year. However, as a result of the first quarter's low occupancy, revenues through the first nine months of the year are flat compared to the same period in 1995. Occupancy levels have trended positively since June and currently the community is 94% occupied. Based on available market information and leasing trends, we expect occupancy levels will remain at or above 94% throughout 1996. Due to higher than budgeted maintenance expenses associated with apartment lease-up costs, operating expenses exceeded budget by approximately 3% through the third quarter of the year.

         At Oakbrook in Columbus, Ohio, occupancy levels averaged 96% during the second and third quarter of 1996 up 4% from the first quarter average of 92%. As a result of this favorable trend, revenues during the third quarter increased $21,874 or 8% when compared to the first quarter of the year. Through the first nine months, revenues at Oakbrook increased $29,699, or 4% when compared to revenues during the first nine months of 1995. Since July, occupancy levels have not been below 95% and currently the community is 99% occupied. Maintenance costs associated with the lease-up of units resulted in operating expenses exceeding the budget by approximately 4% through the third quarter of the year.

         Management is committed to sustaining the recent positive trend in occupancy levels experienced at each of the properties, while maintaining a vigilant watch over its expenses. We believe rental rates will remain essentially unchanged throughout the remainder of the year and are striving to achieve and maintain a 95% average aggregate occupancy level for the portfolio. As anticipated, the Fund's revenues and operating income increased during the third quarter and this trend is expected to continue through the fourth quarter.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:      11/8/96                       By:    /s/ John M. Prugh
                                             John M. Prugh
                                             President and Director
                                             Brown-Benchmark AGP, Inc.
                                             Administrative General Partner



DATE:      11/8/96                       By:   /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                                             Brown-Benchmark AGP, Inc.
                                             Administrative General Partner