Form 10-K
period 1996-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1997-03-25
CIK 818084

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                                                  `UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


                                                     FORM 10-K

     (Mark One)
     { X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1996

                                                        OR

     {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                        For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class     Name of each exchange on which registered

                         None

Securities registered pursuant to section 12(g) of the Act:

                 Assignee Units of Limited Partnership Interests
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                      No

     As of December 31, 1996, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference


The Annual Report for 1996 is incorporated by reference.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                                                       INDEX



                                                                                                      Page (s)
Part I


         Item 1.    Business                                                                              3
         Item 2.    Properties                                                                            4
         Item 3.    Legal Proceedings                                                                     4
         Item 4.    Submission of Matters to a Vote
                            of Security Holders                                                           4


Part II

         Item 5.    Market for Registrant's Common Equity
                            and Related Stockholder Matters                                               5
         Item 6.    Selected Financial Data                                                               5
         Item 7.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                          6-7
         Item 8.    Financial Statements and Supplementary Data                                           7
         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                              7


Part III

         Item 10.   Directors and Executive Officers of Registrant                                       8-9
         Item 11.   Executive Compensation                                                                9
         Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management                                                                  10
         Item 13.   Certain Relationships and Related Transactions                                       10


Part IV

         Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                                            11-13


                          Signatures                                                                     14


                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                                      PART I



Item 1.  Business

         Brown-Benchmark Properties Limited Partnership (the "Partnership") is a Delaware limited partnership formed on June 1, 1987. The Partnership was formed to develop and operate three residential multifamily communities ("Properties") in Ohio. See Item 2, Properties, herein. The offering proceeds raised from the sale of the Assignee Units (the "Units") and moderate leverage enabled the Partnership to acquire the land and develop the three Properties. Construction was completed at all three Properties by September of 1989.

         The Partnership's objectives are to (i) preserve and protect Unitholders' capital; (ii) obtain capital appreciation through increases in the value of the Properties; and (iii) provide quarterly cash distributions to Unitholders, a portion of which may be sheltered from taxation, from income generated by the Properties's rental income.

         The General Partners of the Partnership are Brown-Benchmark AGP, Inc., a Maryland corporation (the "Administrative General Partner"), and Benchmark Equities, Inc., an Ohio corporation (the "Development General Partner").

         Pursuant to the Registration Statement, a minimum of 320,000 Units and a maximum of 500,000 Units were registered under the Securities and Exchange Act of 1933, as amended. On February 19, 1988, the minimum offering of $8,000,000 was subscribed and investors holding 320,000 Units were recognized on the books of the Partnership, and on March 23, 1988, the Partnership completed the maximum offering of $12,500,000 with the recognition on the books of the Partnership of investors purchasing the remaining 180,000 Units.

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 1996 was $24,445,462 before depreciation charges, of which approximately 60% was funded by permanent loans.

         The Partnership's residential apartment communities face competition with similar properties in their locations. The competition is based on the proximity of the Properties to area employers and commercial and retail facilities. In addition, consideration has been given to the comparability of quality, amenities, rental rates and unit sizes. The Partnership's annual report discusses operations and current leasing information at the properties and is incorporated by reference in Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, herein.

         Pursuant to the terms of a Property Management Agreement with the Partnership, each of the Properties is managed by Benchmark Properties, Inc., the Property Manager. The Property Management Agreements are renewable on a year-to-year basis and may be terminated by the Partnership upon 60 days notice without cause. The Property Manager receives a Property Management Fee of 4.5%
of gross monthly operating revenues of each Property. Under the terms of the Property Management Agreements, the Property Manager is responsible for performing, or paying others to perform on its behalf, all leasing-related and other property management services for the Properties. The management and administration of the Partnership is performed by the General Partners or an affiliate thereof. See Note 5, "Related Party Transactions," in Item 8. Financial Statements and Supplementary Data, herein.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 2.  Properties

         The Partnership owns land and improvements as described below:


                                                 Name and Location

Woodhills
West Carrollton,
Montgomery Co.
Ohio


Oakbrook
Reynoldsburg,
Franklin, Ohio


Deerfield
Union Township
(Greater Cincinnati
area)
Clermont County,
Ohio



                                            Description of Properties

Approximately 15 acres as a 186- unit multifamily community, consisting of 12 one-story villas, 54 two-story town-houses, 5 three-story garden-style buildings containing 120 units, a swimming pool, volleyball court, and a clubhouse.

Approximately 22 acres as a 181- unit multifamily community, consisting of 20 one-story villas, 81 two-story townhouses, 5 two-story garden-style buildings containing 80 units, a swimming pool, volleyball court and a clubhouse.

Approximately 19 acres as a 223-
unit multifamily community,
consisting of 32 one- and two-
story apartment buildings, a
swimming pool, volleyball court
and a clubhouse.

    Gross Investment
     in Property

         $7,529,007


         $7,444,410


         $9,472,045


        1996
  Rental Income

         $1,152,226


         $1,150,988


         $1,426,445

         For additional information on the Properties, reference is made to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.


Item 3.    Legal Proceedings

         The   Partnership  is  not  subject  to  any  material   pending  legal
proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                                      PART II


Item 5.  Market for Registrant's Common Equity and Related Partner Matters

         An established public trading market for the Units does not exist and the Partnership does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Partnership may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

         o the transfer of Units would result in 50% or more of all Units having been transferred by assignment or otherwise within a 12-month period;

         o such a transfer would be a violation of any federal or state securities laws that may cause the Partnership to be classified other than as a partnership for federal income tax purposes;

         o such transfers would cause the Partnership to be treated as a "publicly traded partnership" under Securities 7704 and 469(k) of the Internal Revenue Code; and

         o the transfer of Units would cause a technical termination of the Partnership within meaning of Section 708(b)(1)(A) of the Internal Revenue Code.

         As of December 31, 1996, there were 534 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Distributions of cash to the investors during the year ended December 31, 1996 were $510,243 of which 98% was allocated to Unitholders and 2% to the General Partners. Annual distributions of cash to investors during the four year period ended December 31, 1995 were $446,464, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

         Revenues and net loss information furnished below is for the five years ended December 31, 1996:

                            1996             1995              1994             1993              1992

Rental income         $   3,729,659     $  3,597,317     $   3,492,459     $  3,394,416    $    3,368,031
Net loss                   (204,011)        (277,337)         (379,539)        (388,777)         (420,061)
Net loss
  per Unit                     (.40)            (.54)             (.74)            (.76)             (.82)

Total assets             16,735,683       17,589,969        18,497,552       19,488,483        20,397,238
Long-term
  debt                   14,202,270       14,387,506        14,556,855       14,711,682        14,853,229

Partners'
  capital                 1,889,913        2,604,167         3,327,968        4,153,971        4,989,21

Cash distribution
 paid per Unit
 from operations               1.00              .88               .88              .88               .88

         The above selected financial data should be read in conjunction with the financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, herein.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations.

         In 1994 the Properties generated cash flow which yielded 3.5% on invested capital and the payout to the investors remained constant at 3.5% in all four quarters of 1994. Operating cash flow generated through the first half of 1995 was sufficient to maintain this distribution level while funding the final exterior painting costs, approximately $67,000. During the second half of 1995, operating cash flow increased, generating an annualized yield on invested capital of approximately 5.25%. As a result, the Properties' 1995 total overall cash flow represented a yield of approximately 4.2% on invested capital. Due to this improved operating trend, the General Partners increased the fourth quarter, 1995 distribution rate to 4.0%. In 1996, the Properties generated cash flow which yielded 4.35% on invested capital and the General Partners maintained a 4.0% payout to investors in 1996. The fourth quarter 1996 distribution to partners was made on February 12, 1997. Preliminary review of next years' operating budget suggests Partnership cash flow should produce a yield of approximately 6% on invested capital. The General Partners will review Partnership reserves and working capital requirements with respect to distribution levels during 1997 and expect a 4% distribution rate to remain in place through the first half of the year before increasing in the second half of the year.

         The General Partners have a commitment to refinance the first mortgage loans on all three properties effective June 1, 1997. The amount of the new loans will be sufficient to retire the existing loans, pay the costs and fees associated with the refinancing, and generate approximately $200,000 in excess proceeds. The interest rate on the new loans will be 7.7%. As a result of the refinancing, the annual debt service payments of all three properties will decrease by a total of approximately $164,000. The General Partners intend to use the excess proceeds from the refinancing to perform capital improvements in 1997 and 1998. The Partnership does not anticipate any other significant capital improvements or repair costs in 1997 that might adversely impact upon its liquidity. The Properties remain in good condition.

Results of Operations

         Rental revenues increased $132,342, or 3.7%, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted from higher rental revenues at each of the three communities. Collectively, the Properties' aggregate occupancy level of 93% in 1996 was virtually unchanged from the 1995 average of 93.3%. Rental rates increased on unit types at each property as the respective markets allowed. The average rental rate for the portfolio increased from $538 in 1995 to $561 in 1996, representing an increase of 4.3%.

         Rental revenues increased $104,858, or 3.0% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted from higher rental revenues at each of the three communities. The Properties averaged a 93.3% aggregate occupancy level during 1995, approximately 1% higher than the 1994 average of 92.4%. Rental rates increased marginally on selected unit types at each property. The average rental rate for the portfolio increased from $524 in 1994 to $538 in 1995, representing an increase of 2.7%.

         Management was again diligent in its efforts to control operating expenditures at each of the three communities. Total operating expenses, excluding interest charges, depreciation and amortization costs, increased by 4.0% in 1996 compared to 1995. The majority of the increase was due to higher maintenance and repair expenses because of more apartment turnovers in 1996. Controllable operating expenses for the communities remained stable. Operating expenses, excluding interest charges, depreciation and amortization costs, rose less than 1.0% from 1994 to 1995.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

         Due to the larger increase in rental revenues versus expenses (excluding interest charges, depreciation and amortization costs) during 1996, the net operating income of the Properties increased $70,515, or approximately 3.4%, when compared to 1995 and $96,809, or approximately 4.9%, when comparing 1995 to 1994.

         Capital improvements during 1996 totaled $117,569 and consisted primarily of replacement of carpets, vinyl flooring, compressors and approximately $25,000 of roof repairs at the Woodhills property. Similar improvements to the properties during 1995 were $73,397 and in 1994 were $70,164. The General Partners are formulating a capital improvement program for use of the $200,000 of excess refinancing proceeds in 1997 and 1998.

         Payments  of  principal  and  interest  on  the  permanent   loan  were
$1,476,045 during 1996 and $1,472,593 in 1995 and 1994 and included principal reductions of $185,236, $169,349 and $154,827 respectively.

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio, has remained very stable and was 95% in 1996, 96% in 1995 and 95% in 1994. The average rental rates increased from $524 in 1995 to $551 in 1996. As a result of the increase in rental rates, revenues received at the property during 1996 increased $29,664 when compared to 1995. While the Columbus rental market remains competitive, our excellent location and curb appeal should assist management in maintaining high occupancy levels throughout 1997. In addition to maintaining cost controls, management's focus in 1997 will be to achieve a 3% rental rate increase and to maintain occupancy at or above 95%.

         At the Woodhills property in Dayton, Ohio, the average occupancy level in 1996 was 92%, 1.0% higher than during 1995 and 3.0% higher than 1994. In addition, rental rates at the community increased from $528 in 1995 to $552 in 1996. As a result of the increase in occupancy and rental rates, revenues increased $61,888. While the rental market surrounding the property remains competitive, management is optimistic that the positive trends in occupancy can be maintained. Preliminary review of the 1997 operating budget suggests occupancy levels will increase slightly to 93%.

         Deerfield, our Cincinnati, Ohio property, experienced a slight decrease in its annual average occupancy level in 1996 which was 92% compared to 94% in 1995 and 93% in 1994. However, the effective rental rates at the property increased from $547 in 1995 to $576 in 1996. Revenues, as a result, increased $40,792 during 1996 when compared to 1995. Management's goal in 1997 is to increase average occupancy to 95% while implementing rental rate increases of approximately 2.5%.


Item 8.  Financial Statements and Supplementary Data

         The financial statements, included on pages 5 through 15 of the 1996 Annual Report are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure

         None.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Partnership are Brown-Benchmark AGP, Inc., the Administrative General Partner, and Benchmark Equities, Inc., the Development General Partner. The Partnership's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partners have primary responsibility for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. The General Partners are responsible for all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership's limited partnership agreement provides for the removal of a General Partner and the election of successor general partners by investors holding a majority of the Units.

         The directors and executive officers of the Partnership are as follows:

The Development General Partner

         Benchmark Equities, Inc., the Development General Partner, is an Ohio corporation. Affiliated companies of the Development General Partner include its parent, Benchmark Communities, Inc., formerly known as "Vindale Corporation," which was organized in 1946, and since 1978 has concentrated on the development, construction and marketing of residential developments, Benchmark Homes, Inc., the general contractor for the properties and Benchmark Properties, Inc., the property manager at the properties.

         The Development General Partner and its Affiliates were engaged in all aspects of the building and real estate development process, including manufacturing the industrialized housing components in their plant, developing the site, constructing the components on-site, landscaping and paving the site, marketing the completed housing units and financing.

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

     Daniel P. Riedel, age 57, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes 28 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 22 years and has held management positions for his entire 32 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Edward L. Patch, age 42, has been the Treasurer, Secretary and Director of Benchmark Equities, Inc. and Vice President of Operations and Treasurer of Benchmark Communities, Inc. since 1990. His responsibilities include finance and operations. He was President of Benchmark Capital from 1989 to 1990. Prior to joining Benchmark Capital, Mr. Patch was Treasurer of Oberer Development Co. Enterprises from 1985 to 1989, Treasurer of C. H. Huber Enterprises from 1981 to 1985 and the Controller of the W. B. Marvin Manufacturing Co. Mr. Patch graduated from Wright State University with a degree in Business Administration and is a Certified Public Accountant.

The Administrative General Partner

         Brown-Benchmark AGP, Inc., the Administrative General Partner, is a Maryland corporation and is wholly owned by Alex. Brown Realty, Inc. The Administrative General Partner is responsible for administering the business of the Partnership including providing clerical services, investor communications services and reports, and for making all reports and filings to regulatory authorities. The Administrative General Partner is reimbursed for such services to the Partnership on a cost basis.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 48, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 44, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 50, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 40, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

         There is no family relationship among the officers and directors of the Development General Partner or the Administrative General Partner.


Item 11.  Executive Compensation

         The officers and directors of the Administrative General Partner and the Development General Partner received no compensation from the Partnership.

     The General Partners are entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership. (See Note 9. "Partners' Capital" in Item 8. Financial Statements and Supplementary Data, herein.)

         For a discussion of compensation and fees to which the General Partners are entitled, see Item 13, Certain Relationships and Related Transactions, herein.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person is known to the Partnership to own beneficially more than 5% of the outstanding assignee units of limited partnership interest of the Partnership.

         The Assignor Limited Partner, Brown-Benchmark Holding Co., Inc. an affiliate of the Administrative General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Partnership. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Limited Partnership Agreement except that these Units of assigned limited partnership interests are nonvoting.

         The General Partners each have a 1% interest in the Partnership as General Partners, but hold no Units of assigned limited partnership interests.

         There are no arrangements, known to the Partnership, the operation of which may at a subsequent date result in a change of control of the registrant.


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1996, 1995 and 1994, and to be paid to the General Partners and their affiliates at December 31, 1996, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. and 2. Index of Financial Statements and Financial
                      Statement Schedule

         The  following  financial  statements  of  Brown-Benchmark   Properties
         Limited Partnership, included in the 1996 Annual Report of the registrant to its partners are incorporated by reference in Item 8:

                      Balance Sheets
                      Statements of Operations
                      Statements of Partners' Capital
                      Statements of Cash Flows
                      Notes to Financial Statements

         The  following   financial   statement   schedule  of   Brown-Benchmark
         Properties Limited Partnership is included in Item 14(d):

                      Schedule III.  Real Estate and Accumulated Depreciation

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. Exhibits:

           (3,4)Limited Partnership Agreement pages 1 through 41 of Exhibit A to the Partnership's Registration Statement on Form S-11 (File No. 33-15480) incorporated herein by reference.

           (13) Annual Report for 1996.

           (23) Consent of Independent Auditors

     (b)  Reports on Form 8-K:  None.

                                          Consent of Independent Auditors



The Partners
Brown-Benchmark Properties
   Limited Partnership

We consent to the incorporation by reference in this Annual Report (Form 10K) of Brown- Benchmark Properties Limited Partnership of our report dated January 29, 1997 included in the 1996 Annual Report of Brown-Benchmark Properties Limited Partnership

Our audits also included the financial statement schedule of Brown-Benchmark Properties Limited Partnership listed in item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         Ernst & Young, LLP


January 29,1997

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
FILE  SCHIII96

ITEM 14D

           COLUMN A            COLUMN B  C O L U M N  C                    COLUMN D

                                                                          COST CAPITAL
                                                                            SUB. TO
                                         INITIAL COST TO THE PARTNERSHIP  ACQUISITION

                                                                  FURN.                FURN.
                                                      BLDG. &    FIX &      BLDG. &    FIX. &
         DESCRIPTION          ENCUMBERANC   LAND     IMPROV.      EQUIP     IMPROV.     EQUP

WOODHILLS                      4,218,044    245,000  6,608,969    540,981     39,163    94,894
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                       4,199,379    455,000  6,320,080    528,603     48,243    92,484
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                      5,784,847    557,000  8,129,417    669,000     29,075    87,553
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on approx. 19 acres.


                              14,202,270  1,257,000 21,058,466  1,738,584    116,481   274,931







           COLUMN A           C O L U M N  E                               COLUMN F   COLUMN G COLUM COLUMN I


                              GROSS AMOUNT AT WHICH CARRIED AT
                              CLOSE OF PERIOD

                                                       FURN.                                        LIFE ON WHICH DEPREC
                                           BLDG. &      FIX                 ACCUM.    DATE OF  DATE IN LATEST INC. STMT
         DESCRIPTION             LAND      IMPROV.     EQUIP      TOTAL      DEPR      CONST.  ACQUIIS COMPUTED

WOODHILLS                        245,000  6,648,132    635,875  7,529,007  2,763,784 1987/1988 10/87Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                               Pers. prop.-10 yr S/L
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                         455,000  6,368,323    621,087  7,444,410  2,629,687 1987/1988 10/87Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                                  Pers. prop.-10 yr S/L
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                        557,000  8,158,493    756,552  9,472,045  3,133,068 1988/1989 08/88Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                                Pers. prop.-10 yr S/L
223-Unit garden apartment
community on approx. 19 acres.


                               1,257,000 21,174,948  2,013,514 24,445,462  8,526,539


                                            1996                          1995                         1994
                                            REAL      ACCUM.                 REAL     ACCUM.           REAL      ACCUM.
                                           ESTATE       DEP                 ESTATE    DEPREC.         ESTATE    DEPREC.

BALANCE AT BEGINNING OF PERIOD           24,327,893  7,481,859            24,254,496 6,445,305      24,184,332 5,416,248
   ADDITIONS                                117,569  1,044,680                73,397 1,036,554          70,164 1,029,057

BALANCE AT CLOSE OF PERIOD               24,445,462  8,526,539            24,327,893 7,481,859      24,254,496 6,445,305


AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $24,445,462 AT DECEMBER 31, 1996.

SEE NOTE 5 OF NOTES TO FINANCIAL STATEMENTS FOR INFORMATION CONCERNING TRANSACTIONS WITH AFFILIATES.

SEE NOTE 6 OF  NOTES  TO THE  FINANCIAL  STATEMENTS  FOR  INFORMATION  REGARDING
  MORTGAGE  LOAN  AGREEMENTS,   COLLATERALIZED   BY  THE  LAND,   BUILDINGS  AND
  IMPROVEMENTS.

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


                                               BROWN-BENCHMARK PROPERTIES
                                                        LIMITED PARTNERSHIP


DATE:  3/19/97                                 BY:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Administrative General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.


DATE:  3/19/97                                 By:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner

DATE:  3/19/97                                 By:  /s/  Peter E. Bancroft
                                               Peter E. Bancroft
                                               Vice President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE: 3/19/97                                  By:  /s/  Terry F. Hall
                                               Terry F. Hall
                                               Secretary
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/19/97                                 By:  /s/  Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Treasurer
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/17/97                                 By:  /s/  Daniel P. Riedel
                                               Daniel P. Riedel
                                               Chairman, President and Director
                                               Benchmark Equities, Inc.
                                               Development General Partner



DATE:  3/17/97                                 By:  /s/  Edward L. Patch
                                               Edward L. Patch
                                               Secretary, Treasurer and Director
                                               Benchmark Equities, Inc.
                                               Development General Partner