Form 10-Q
period 1997-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1997-05-12
CIK 818084

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

                 For the quarterly period ended March 31, 1997

 { } TRANSITION REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended March 31, 1997     Commission file number   000-16698

                         Brown-Benchmark Properties Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                31-1209608
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification Number)



     225 East Redwood Street, Baltimore, Maryland                       21202
       (Address of Principal Executive Offices)                     (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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




                                      INDEX



                                    Page No.
Part I.  Financial Information

           Item 1.     Financial Statements

                       Balance Sheets                                   1
                       Statements of Operations                         2
                       Statements of Partners' Capital                  3
                       Statements of Cash Flows                         4
                       Notes to Financial Statements                   5-6


           Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations 7-8


Part II.   Other Information

           Item 1. through Item 6.                                     9

           Signatures                                                 10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)

                                              March  31,    December 31,
                                                 1997          1996

 Assets
 Investment in real estate                   $15,680,539   $15,918,923
 Cash and cash equivalents                       876,136       402,707
 Other assets
  Accounts receivable, net                        80,752        74,999
  Prepaid expenses                                36,841        15,084
  Escrow for real estate taxes                   106,733       234,714
  Loan fees, less accumulated amortization
    of $76,582 and $72,484, respectively         108,770        89,256
    Total other assets                           333,096       414,053

    Total assets                             $16,889,771   $16,735,683




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses      $   479,903   $   493,855
  Due to affiliates                               12,648         8,039
  Tenant security deposits                       138,311       141,606
  Mortgage loans payable                      14,500,000    14,202,270
    Total liabilities                         15,130,862    14,845,770


  Partners' Capital
   General Partners                             (178,426)     (175,806)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding            2,021,993     2,150,367
   Limited Partnership Interests -
    $25 stated value per unit
    40 units outstanding                         (84,758)      (84,748)
   Subordinated Limited Partners                     100           100
    Total partners' capital                    1,758,909     1,889,913

    Total liabilities and partners' capital  $16,889,771   $16,735,683




See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations For the three months ended March 31, (Unaudited)

                                                1997        1996

Revenues
  Rental income                              $954,490   $  880,203
  Interest income                               2,808        2,489

                                              957,298      882,692

Expenses
  Compensation and benefits                    89,041       82,971
  Utilities                                    76,974       90,054
  Property taxes                               88,311       88,941
  Maintenance and repairs                      41,173       58,253
  Property management fee                      42,805       39,575
  Advertising                                   6,967        6,926
  Insurance                                     8,001        7,974
  Other                                         8,631        9,740
  Administrative & professional fees           22,384       17,234
  Interest expense                            314,569      323,385
  Depreciation of property and
  equipment                                   257,787      259,506
  Amortization of loan fees                     4,098        4,098

                                              960,741      988,657

Net loss                                     $ (3,443)  $ (105,965)




Net loss per unit of assignee
 limited partnership interest                $  (0.01)  $    (0.21)




See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Partners' Capital
For the Three Months Ended March 31, 1997 and 1996
        (Unaudited)

                                         Assignor Limited Partner
                                         Assignment
                                         of Limited   Limited   Subordinated
                              General    Partnership Partnership Limited
                              Partners    Interest   Interest    Partners     Total



Balance at December 31, 1996$ (175,806) $2,150,367  $ (84,748) $      100  $1,889,913

Net loss                           (69)     (3,374)        (0)           -     (3,443)

Distributions to partners       (2,551)   (125,000)       (10)           -   (127,561)

Balance at March  31, 1997  $ (178,426) $2,021,993  $ (84,758) $      100  $1,758,909





Balance at December 31, 1995$ (161,521) $2,850,280  $ (84,692) $      100  $2,604,167

Net loss                        (2,119)   (103,837)        (8)           -   (105,964)

Distributions to partners       (2,551)   (124,999)       (10)           -   (127,560)

Balance at March  31, 1996  $ (166,191) $2,621,444  $ (84,710) $      100  $2,370,643




See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)


                                                                    1997            1996

Cash flows from operating activities
 Net loss                                                      $      (3,443)   $ (105,965)
 Adjustments to reconcile net loss
  to net cash provided by operating activities
   Depreciation of property and equipment                            257,787       259,506
   Amortization of loan fees                                           4,098         4,098
   Change in assets and liabilities
   (Increase) decrease  in accounts receivable                        (5,753)       56,176
   (Increase) decrease  in prepaid expenses                          (21,757)        6,275
   Decrease in escrow for real estate taxes                          127,981        71,309
   (Decrease) increase in accounts payable and accrued expenses      (13,952)       45,529
   Increase in due to affiliates                                       4,609         1,597
   (Decrease) increase in tenant security deposits                    (3,295)        1,201

Net cash provided by operating activities                            346,275       339,726

Cash flows from investing activities-
 additions to investment in real estate                              (19,403)       (9,323)

Cash flows from financing activities
 Financing costs                                                     (23,612)           --
 Distributions to partners                                          (127,561)     (127,561)
 Repayment of mortgage loans payable                             (14,202,270)      (44,764)
 Proceeds from issuance of mortgage loans payable                 14,500,000            --

Net cash provided by (used in) financing activities                  146,557      (172,325)

Net increase in cash and cash equivalents                            473,429       158,078
Cash and cash equivalents
 Beginning of period                                                 402,707       342,171

 End of period                                                 $     876,136    $  500,249



See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1996 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

     Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                                          March 31, 1997        December 31, 1996

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,182,163               21,174,948
         Furniture, fixtures
            and equipment                                      2,025,703                2,013,514
                                                              24,464,866               24,445,462
         Less: accumulated depreciation                        8,784,327                8,526,539
         Total                                               $15,680,539              $15,918,923

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at March 31, 1997 and December 31, 1996.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $12,648 and $9,206 during the quarters ended March 31, 1997 and 1996, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $42,805 and $39,575 during the quarters ended March 31, 1997 and 1996, respectively.


NOTE 5 - MORTGAGE LOANS PAYABLE

The Partnership has closed its mortgage loan refinancing with The Canada Life Assurance Company for loans totaling $14,500,000 on February 28, 1997. The renewal terms become effective on June 1, 1997 and provide for a term of five years at an interest rate of 7.70%. Monthly payments will be based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term. Until the effective date of the new loan terms on June 1, 1997, the mortgage loan terms provide for interest only at 9%.

The Partnership incurred financing fees totaling $103,362. These costs were capitalized as financing fees and will be amortized over the new term of the loans commencing in 1997.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended March 31, 1997 and 1996.

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

         On May 13, 1997, the Partnership made a cash distribution to its partners totaling $127,561, representing an annualized return of 4% on invested capital. Based upon the operating results through March and the budget for the remainder of the year, operating cash flow during 1997 is expected to yield approximately 6% on invested capital. We expect a 4% distribution rate will be in place during the first and second quarters and will increase to 6% in the third and fourth quarters of 1997.

         On February 28, 1997, the Partnership closed its mortgage loan refinancing with its existing lender, The Canada Life Assurance Company. The new loans totaling $14,500,000 were sufficient to retire the existing debt, pay the costs and fees associated with the refinancing and establish a capital improvement reserve of approximately $285,000. The renewal term for the new loans become effective on June 1, 1997 and provide for a term of 5 years with an interest rate of 7.70% with monthly payments based on a 25 year amortization schedule. Until the effective date of June 1, 1997, the mortgage loan terms provide for interest only at 9%. Although the loan amounts have increased, the annual debt service payments will decrease by approximately $164,000 due to the lower interest rate on the new loans.

         The Partnership is currently working on a capital improvement plan that will utilize all of the $285,000 reserve established from excess refinancing proceeds. The funds will primarily be used for replacing roofs and re-surfacing parking lots throughout all three properties in 1997 and 1998.
         The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         Revenues at all three properties increased in the first quarter of 1997 compared to the same period in 1996. Through the first quarter of 1997, operating revenues increased by $74,606 or 8.45% when compared to revenues received during the first quarter of 1996. The gross rent potential for the three communities increased $16,610 or approximately 2%, from $982,136 to $998,746 and the average aggregate occupancy level of the properties increased from 90% during the first quarter of 1996 to 95% during the first quarter of 1997. We anticipate these improved levels of occupancy to be sustained for the remainder of 1997.

         First quarter operating expenses excluding interest charges, depreciation and amortization costs, decreased $17,381 versus similar expenses incurred during the first quarter of 1996. Through the first quarter of 1997, operating expenses are on budget with no significant variances.

         Due to the increase in revenues, coupled with the decrease in expenses (excluding interest charges, depreciation and amortization costs) in the first quarter of 1997 as compared to 1996, the net operating income of the property increased $91,987 or approximately 19%.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 93%, up from 90% experienced during the first quarter of 1996. Revenues received through the first quarter of 1997 increased $15,201, or 5.6%, when compared to 1996 first quarter revenues. Operating expenses are stable and are approximately $2,500 under budget. Management's goal in 1997 is to increase rents by approximately 2.5% while maintaining occupancy at 94% or better.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                               Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources (continued)

         At Deerfield, in Cincinnati, Ohio, the average occupancy level during the first quarter was 94%, a significant increase from the 87% average in the first quarter of 1996. As a result of this favorable trend in occupancy, first quarter revenues at Deerfield increased $30,257, or 9.07% when compared to revenues collected during the first quarter of 1996. Occupancy levels have trended positively since the third quarter of 1996. Occupancy has not dropped below 92% since July of 1996. Management's goal in 1997 at Deerfield is to increase rents by 3% and to maintain an occupancy of 95%.
Operating expenses are on budget.

         At Oakbrook in Columbus, Ohio, occupancy levels averaged 96% during the first quarter of 1997 representing an increase from the first quarter, 1996 average of 92%. As a result of this positive trend, revenues received during the first quarter increased $26,168 or 9.62% when compared to the same period in 1996. Oakbrook's occupancy has been very stable and has not decreased below 94% in 1997. Management's 1997 budget for Oakbrook is aggressive in that it calls for a 4.6% rent increase while maintaining occupancy at 95%. Operating expenses are on budget.

         Management is committed to sustaining the recent positive trend in occupancy levels experienced at each of the properties. We are optimistic that positive trends in occupancy and increasing rents can be maintained in 1997. These trends combined with the decrease in debt service payments in the second half of the year should enable the Partnership to increase its distribution rate in the third and fourth quarter.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:      5/9/97                       By:    /s/ John M. Prugh
                                             John M. Prugh
                                             President and Director
                                             Brown-Benchmark AGP, Inc.
                                             Administrative General Partner



DATE:      5/9/97                       By:   /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                                             Brown-Benchmark AGP, Inc.
                                             Administrative General Partner