Form 10-Q
period 1997-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1997-08-07
CIK 818084

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

                 For the quarterly period ended June 30, 1997

 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended  June 30, 1997     Commission file number   000-16698

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




                                      INDEX



                                    Page No.
Part I.  Financial Information

           Item 1.     Financial Statements

                       Balance Sheets                                   1
                       Statements of Operations                         2
                       Statements of Partners' Capital                  3
                       Statements of Cash Flows                         4
                       Notes to Financial Statements                   5-6


           Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations 7-8


Part II.   Other Information

           Item 1. through Item 6.                                     9

           Signatures                                                 10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)

                                                                 June  30,   December 31,
                                                                   1997          1996

 Assets
 Investment in real estate                                     $15,443,339  $ 15,918,923
 Cash and cash equivalents                                         928,046       402,707
 Other assets
  Accounts receivable, net                                          74,467        74,999
  Prepaid expenses                                                  24,721        15,084
  Escrow for real estate taxes                                     217,918       234,714
  Loan fees, less accumulated amortization
    of $80,680 and $72,484, respectively                           104,672        89,256
    Total other assets                                             421,779       414,053

    Total assets                                               $16,793,165  $ 16,735,683




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $   589,223  $    493,855
  Due to affiliates                                                     --         8,039
  Tenant security deposits                                         139,285       141,606
  Mortgage loans payable                                        14,483,995    14,202,270
    Total liabilities                                           15,212,502    14,845,770


  Partners' Capital
   General Partners                                               (181,991)     (175,806)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                              1,847,326     2,150,367
   Limited Partnership Interests -
    $25 stated value per unit
    40 units outstanding                                           (84,772)      (84,748)
   Subordinated Limited Partners                                       100           100
    Total partners' capital                                      1,580,663     1,889,913

    Total liabilities and partners' capital                    $16,793,165  $ 16,735,683


See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
(Unaudited)

                                                              Three months ended       Six months ended

                                                               June 30,    June 30,     June 30,    June 30,
                                                                 1997        1996         1997        1996

Revenues
  Rental income                                              $  958,288  $  914,680   $1,912,779  $1,794,883
  Interest income                                                 8,049       3,072       10,857       5,440

                                                                966,337     917,752    1,923,635   1,800,323

Expenses
  Compensation and benefits                                     103,048      87,710      192,089     170,681
  Utilities                                                      72,192      67,784      149,166     157,837
  Property taxes                                                 88,311      88,941      176,622     177,882
  Maintenance and repairs                                        83,412      99,724      124,585     157,978
  Property management fee                                        43,157      41,111       85,962      80,685
  Advertising                                                     7,588       7,547       14,555      14,473
  Insurance                                                       8,001       7,974       16,002      15,948
  Other                                                          10,595      10,758       19,226      20,498
  Administrative & professional fees                             28,293      12,045       50,677      29,280
  Interest expense                                              310,542     322,370      625,111     645,755
  Depreciation of property and
   equipment                                                    257,787     259,506      515,574     519,012
  Amortization of loan fees                                       4,098       4,098        8,196       8,196

                                                              1,017,023   1,009,568    1,977,765   1,998,225

Net loss                                                     $  (50,686) $  (91,816)  $  (54,129) $ (197,902)




Net loss per unit of assignee
 limited partnership interest                                $    (0.10) $    (0.18)  $    (0.11) $    (0.39)

         See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

       Consolidated Statements of Partners' Capital
     For the Six Months Ended June 30, 1997 and 1996
                       (Unaudited)


                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total



Balance at December 31, 1996                              $ (175,806) $ 2,150,367  $   (84,748) $        100  $1,889,913

Net loss                                                      (1,083)     (53,042)          (4)            -     (54,129)

Distributions to partners                                     (5,102)    (249,999)         (20)            -    (255,121)

Balance at June  30, 1997                                 $ (181,991) $ 1,847,326  $   (84,772) $        100  $1,580,663





Balance at December 31, 1995                              $ (161,521) $ 2,850,280  $   (84,692) $        100  $2,604,167

Net loss                                                      (3,958)    (193,928)         (16)            -    (197,902)

Distributions to partners                                     (5,102)    (249,999)         (20)            -    (255,121)

Balance at June  30, 1996                                 $ (170,581) $ 2,406,353  $   (84,728) $        100  $2,151,144


      See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

                                                                  1997            1996

Cash flows from operating activities
 Net loss                                                    $     (54,129)   $ (197,902)
 Adjustments to reconcile net loss
  to net cash provided by operating activities
   Depreciation of property and equipment                          515,574       519,012
   Amortization of loan fees                                         8,196         8,196
   Change in assets and liabilities
   Decrease  in accounts receivable                                    532        75,281
   Increase in prepaid expenses                                     (9,637)      (17,927)
   Decrease in escrow for real estate taxes                         16,796        64,924
   Increase(decrease) in accounts payable and accrued expenses      95,365       (14,904)
   (Decrease)increase in due to affiliates                          (8,039)          712
   (Decrease) increase in tenant security deposits                  (2,321)        3,544

Net cash provided by operating activities                          562,337       440,936

Cash flows from investing activities-
 additions to investment in real estate                            (39,990)      (23,056)

Cash flows from financing activities
 Financing costs                                                   (23,612)           --
 Distributions to partners                                        (255,121)     (255,121)
 Mortgage loan principal reduction                             (14,218,275)      (90,542)
 Proceeds from issuance of margage loans payable                14,500,000            --

Net cash provided by (used in) financing activities                  2,992      (345,663)

Net increase in cash and cash equivalents                          525,339        72,217
Cash and cash equivalents
 Beginning of period                                               402,707       342,171

 End of period                                               $     928,046    $  414,388

See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)


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


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                                           June 30, 1997        December 31, 1996

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,182,163               21,174,948
         Furniture, fixtures
            and equipment                                      2,046,290                2,013,514
                                                              24,485,453               24,445,462
         Less: accumulated depreciation                        9,042,114                8,526,539
         Total                                               $15,443,339              $15,918,923


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at June 30, 1997 and December 31, 1996.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $14,200 and $8,321 during the quarters ended June 30, 1997 and 1996, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $43,157 and $41,111 during the quarters ended June 30, 1997 and 1996, respectively.


NOTE 5 - MORTGAGE LOANS PAYABLE

The Partnership has closed its mortgage loan refinancing with The Canada Life Assurance Company for loans totaling $14,500,000 on February 28, 1997. The renewal terms became effective on June 1, 1997 and provide for a term of five years at an interest rate of 7.70%. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term. Prior to the effective date of the new loan terms on June 1, 1997, the mortgage loan terms provide for interest only at 9%.

The Partnership incurred financing fees totaling $103,362. These costs were capitalized as financing fees and will be amortized over the new term of the loans commencing in 1997.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the three and six months ended June 30, 1997 and 1996.

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

         On August 13, 1997, the Partnership made a cash distribution to its partners totaling $127,561, representing an annualized return of 4% on invested capital. Based upon the operating results through June and the budget for the remainder of the year, operating cash flow during 1997 is expected to yield approximately 6% on invested capital. After a 4% distribution rate in the first and second quarters, the Partnership anticipates increasing the distribution rate to 6% in the third and fourth quarters of 1997.

         On February 28, 1997, the Partnership closed its mortgage loan refinancing with its existing lender, The Canada Life Assurance Company. The new loans totaling $14,500,000 were sufficient to retire the existing debt, pay the costs and fees associated with the refinancing and establish a capital improvement reserve of approximately $285,000. The renewal term for the new loans became effective on June 1, 1997 and provide for a term of 5 years with an interest rate of 7.70% with monthly payments based on a 25 year amortization schedule. Until the effective date of June 1, 1997, the mortgage loan terms provided for interest only at 9%. Although the loan amounts have increased, the annual debt service payments will decrease by approximately $164,000 due to the lower interest rate on the new loans.

         The Partnership is currently working on a capital improvement plan that will utilize all of the $285,000 reserve established from excess refinancing proceeds. The funds will primarily be used for replacing roofs, re-surfacing parking lots and enhancing the curb appeal throughout all three properties in 1997 and 1998.

         The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         Second quarter revenues generated from the operation of the three apartment communities increased 5.29% when compared to revenues collected during the second quarter of 1996. Through the first half of 1997, operating revenues increased 6.85% when compared to revenues received during the first half of 1996. The gross rent potential for the three communities increased $34,068 or approximately 2%, from $1,972,581 to $2,006,649 and the average aggregate occupancy level of the properties increased from 91% during the first half of 1996 to 94% during the first half of 1997. We anticipate these improved levels of occupancy to be sustained for the remainder of 1997.

         Second quarter operating expenses excluding interest charges, depreciation and amortization costs, increased $21,002 versus similar expenses incurred during the second quarter of 1996. Through the first half of the year, similar expenses increased approximately $3,600, or less than 1%, versus 1996. Through the first half of 1997 operating costs are on budget and we expect operating costs to remain on budget for the second half of the year.

         Due to the increase in revenues, coupled with stable expenses (excluding interest charges, depreciation and amortization costs) in the first half of 1997 as compared to 1996, the net operating income of the property increased $119,691 or approximately 12%.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 94% during the second quarter of 1997 up slightly from the 93% average in the first quarter. Rental rates on all units increased modestly during the second quarter. Revenues received through the first half of 1997 increased $24,958, or 4.5%, when compared to 1996 first half revenues.
Operating expenses are stable and are approximately $12,000 under budget.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

         At Deerfield, in Cincinnati, Ohio, the average occupancy level during the first and second quarter was stable at 94%. As a result of this stable and strong occupancy, first half of 1997 revenues at Deerfield increased $56,137, or approximately 8.2% when compared to revenues collected during the same period in 1996. Operating expenses are slightly above budget. Management remains committed to its goal of achieving a 3% rent increase in 1997 while maintaining occupancy high occupancy.

         At Oakbrook in Columbus, Ohio, occupancy levels averaged 96% during the first and second quarter of 1997. As a result of this consistently high occupancy, revenues received at Oakbrook in the first six months of 1997 increased $36,801, or 6.6% when compared to revenues received during the first half of 1996. Operating expenses are stable and remain on budget.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:      8/7/97                       By:    /s/ John M. Prugh
                                             John M. Prugh
                                             President and Director
                                             Brown-Benchmark AGP, Inc.
                         Administrative General Partner



DATE:      8/7/97                       By:   /s/ Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                                             Brown-Benchmark AGP, Inc.
                         Administrative General Partner