Form 10-Q
period 1997-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1997-11-12
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended September 30, 1997     Commission file number   000-16698

                         Brown-Benchmark Properties Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                31-1209608
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification Number)



     225 East Redwood Street, Baltimore, Maryland                       21202
       (Address of Principal Executive Offices)                     (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)

                                                               September 30,  December 31,
                                                                    1997           1996

 Assets
 Investment in real estate                                     $  15,208,906  $ 15,918,923
 Cash and cash equivalents                                           989,933       402,707
 Other assets
  Accounts receivable, net                                            74,948        74,999
  Prepaid expenses                                                    12,602        15,084
  Escrow for real estate taxes                                       139,690       234,714
  Loan fees, less accumulated amortization
    of $84,778 and $72,484, respectively                             100,574        89,256
    Total other assets                                               327,814       414,053

    Total assets                                               $  16,526,653  $ 16,735,683




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $     478,335  $    493,855
  Due to affiliates                                                   10,540         8,039
  Tenant security deposits                                           143,089       141,606
  Mortgage loans payable                                          14,435,359    14,202,270
    Total liabilities                                             15,067,323    14,845,770


  Partners' Capital
   General Partners                                                 (184,418)     (175,806)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                                1,728,430     2,150,367
   Limited Partnership Interests -
    $25 stated value per unit
    40 units outstanding                                             (84,782)      (84,748)
   Subordinated Limited Partners                                         100           100
    Total partners' capital                                        1,459,330     1,889,913

    Total liabilities and partners' capital                    $  16,526,653  $ 16,735,683



See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
(Unaudited)

                                                              Three months ended             Nine months ended

                                                              September 30,  September 30,   September 30,  September 30,
                                                                  1997           1996            1997           1996


Revenues
  Rental income                                              $     969,512  $     948,490   $   2,882,290  $   2,743,373
  Interest income                                                    8,158          2,781          19,015          8,222

                                                                   977,670        951,271       2,901,305      2,751,595

Expenses
  Compensation and benefits                                         95,983         75,683         288,071        246,364
  Utilities                                                         76,822         71,526         225,987        229,363
  Property taxes                                                    88,311         88,941         264,933        266,823
  Maintenance and repairs                                           79,733         92,089         204,318        250,066
  Property management fee                                           43,662         42,598         129,624        123,283
  Advertising                                                        8,606          7,923          23,161         22,397
  Insurance                                                          8,001          7,974          24,003         23,922
  Other                                                             11,102         10,355          30,328         30,853
  Administrative & professional fees                                18,831         14,102          69,508         43,382
  Interest expense                                                 278,506        326,241         903,617        971,996
  Depreciation of property and
   equipment                                                       257,787        259,506         773,361        778,518
  Amortization of loan fees                                          4,098          4,098          12,294         12,294

                                                                   971,442      1,001,036       2,949,205      2,999,261

Net income (loss)                                            $       6,228  $     (49,765)  $     (47,900) $    (247,666)




Net income(loss) per unit of assignee
 limited partnership interest                                $        0.01  $       (0.10)  $       (0.09) $       (0.49)


         See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

       Consolidated Statements of Partners' Capital
  For the Nine Months Ended September 30, 1997 and 1996
                       (Unaudited)


                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total



Balance at December 31, 1996                              $ (175,806) $ 2,150,367  $   (84,748) $        100  $1,889,913

Net loss                                                        (958)     (46,938)          (4)            -     (47,900)

Distributions to partners                                     (7,654)    (374,998)         (30)            -    (382,682)

Balance at September 30, 1997                             $ (184,418) $ 1,728,430  $   (84,782) $        100  $1,459,331





Balance at December 31, 1995                              $ (161,521) $ 2,850,280  $   (84,692) $        100  $2,604,167

Net loss                                                      (4,953)    (242,693)         (19)            -    (247,665)

Distributions to partners                                     (7,654)    (374,998)         (30)            -    (382,682)

Balance at September 30, 1996                             $ (174,128) $ 2,232,589  $   (84,741) $        100  $1,973,820




      See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

                                                                  1997            1996

Cash flows from operating activities
 Net loss                                                    $     (47,900)   $ (247,666)
 Adjustments to reconcile net loss
  to net cash provided by operating activities
   Depreciation of property and equipment                          773,361       778,518
   Amortization of loan fees                                        12,294        12,294
   Change in assets and liabilities
   Decrease  in accounts receivable                                     51        25,712
   Decrease(increase) in prepaid expenses                            2,482        (9,953)
   Decrease in escrow for real estate taxes                         95,024        81,611
   (Decrease)increase in accounts payable and accrued expenses     (15,521)       41,313
   Increase in due to affiliates                                     2,501         1,971
   Increase in tenant security deposits                              1,483         8,305

Net cash provided by operating activities                          823,775       692,105

Cash flows from investing activities-
 additions to investment in real estate                            (63,344)      (50,794)

Cash flows from financing activities
 Financing costs                                                   (23,612)          -
 Distributions to partners                                        (382,682)     (382,682)
 Mortgage loan principal reduction                             (14,266,911)     (137,358)
 Proceeds from issuance of mortgage loans payable               14,500,000           -

Net cash used in financing activities                             (173,205)     (520,040)

Net increase in cash and cash equivalents                          587,226       121,271
Cash and cash equivalents
 Beginning of period                                               402,707       342,171

 End of period                                               $     989,933    $  463,442



See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                September 30, 1997
                                                    (Unaudited)


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


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                                        September 30, 1997      December 31, 1996

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,182,163               21,174,948
         Furniture, fixtures
            and equipment                                      2,069,644                2,013,514
                                                              24,508,807               24,445,462
         Less: accumulated depreciation                        9,299,901                8,526,539
         Total                                               $15,208,906              $15,918,923


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at September 30, 1997 and December 31, 1996.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $10,540 and $9,580 during the quarters ended September 30, 1997 and 1996, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $43,662 and $42,598 during the quarters ended September 30, 1997 and 1996, respectively.


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

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                         Notes to the Financial Statements
                                                September 30, 1997
                                                    (Unaudited)


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended September 30, 1997 and 1996.

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

         On November 12, 1997, the Partnership made a cash distribution to its partners totaling $191,327, representing an annualized return of 6% on invested capital. Based upon the operating results through September and the budget for the remainder of the year, operating cash flow during 1997 is expected to yield approximately 6% on invested capital.
 After a 4% distribution rate in the first and second quarters, the Partnership increased the distribution rate to 6% in the third quarter and anticipates maintaining the 6% distribution rate in the fourth quarter.

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

         The Partnership has finalized a capital improvement plan that will utilize all of the $285,000 reserve established from excess refinancing proceeds. The funds will primarily be used for replacing roofs, re-surfacing parking lots and enhancing the curb appeal throughout all three properties in 1997 and 1998.

         The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         Third quarter revenues generated from the operation of the three apartment communities increased 2.78% when compared to revenues collected during the third quarter of 1996. Through the first three quarters of 1997, operating revenues increased 5.44% when compared to revenues received during the same period in 1996. The gross rent potential for the three communities increased $55,345 or approximately 2%, from $2,968,391 to $3,023,736 and the average aggregate occupancy level of the properties increased from 92% through the third quarter of 1996 to 94% through the third quarter of 1997. We anticipate these improved operating trends to be sustained for the remainder of 1997.

         Third quarter operating expenses excluding interest charges, depreciation and amortization costs, increased $19,860 versus expenses incurred during the third quarter of 1996. Through the third quarter of the year, expenses increased approximately $23,480, or less than 2%, versus 1996. Through the first three quarters of 1997 operating costs are essentially on budget and we expect operating costs to remain on budget in the fourth quarter.

         Due to the increase in revenues, coupled with stable expenses (excluding interest charges, depreciation and amortization costs) through the third quarter of 1997 as compared to 1996, the net operating income of the property increased $126,230 or approximately 8%.

         Occupancy levels at Woodhills, in Dayton, Ohio, have been consistent through 1997 and have averaged 94% during the second and third quarter of 1997 up slightly from the 93% average in the first quarter. Occupancy during the third quarter of 1996 averaged 92%. As a result of this consistent high occupancy, the third quarter rental revenues increased $8,096 when compared to revenues collected during the third quarter of 1996. Rental revenues received through the third quarter of 1997 increased $33,054, or 3.9%, when compared to the same period in 1996. The average rental rates increased from $553 in the third quarter of 1996 to $563 in the third quarter of 1997. Management's focus

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

during the fourth quarter will be on maintaining its occupancy at or above 94%, while increasing its gross rent potential by increasing rents on selected units and through moderate increases on lease renewals. Operating expenses are stable and slightly over budget due to higher than anticipated painting costs.

         At Deerfield, in Cincinnati, Ohio, the average occupancy level after averaging 94% during the first two quarters increased to 97% during the third quarter. Occupancy during the third quarter of 1996 averaged 93%. As a result of this stable and strong occupancy, rental revenues through the third quarter of 1997 increased $75,082, or 7.2% when compared to revenues collected during the same period in 1996. The third quarter rental revenues increased $18,945 when compared to revenues collected during the third quarter of 1996. The average rental rates increased from $577 in the third quarter of 1996 to $590 in the third quarter of 1997. Operating expenses are under budget by approximately $1,000. Management remains committed to its goal of achieving a 3% rent increase in 1997 while maintaining occupancy high occupancy.

         At Oakbrook in Columbus, Ohio, occupancy levels after averaging 96% during the first two quarters of 1997 decreased to 94% in the third quarter. Also, occupancy in the third quarter of 1996 averaged 96%. The third quarter rental revenues decreased by $6,020 when compared to third quarter of 1996. Rental revenues through the first three quarters of 1997 increased by $30,781 or 3.6% when compared to the same period in 1996. The average rental rates increased from $555 in the third quarter of 1996 to $567 in the third quarter of 1997. Management's focus during the fourth quarter will be to ensure that all units are market ready and continue to make resident retention a priority. Operating expenses are stable and remain on budget.

         Management is committed to sustaining the positive trends in occupancy levels and increasing rental rates experienced at each of the properties. We are optimistic that these improved operating results will continue through 1997. These trends combined with the decrease in debt service payments in the second half of the year has enabled the Partnership to increase its distribution rate to 6%.

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