Form 10-K
period 1997-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1998-03-27
CIK 818084

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


                                                     FORM 10-K

     (Mark One)
     { X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1997

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

                          Yes     X                      No

     As of December 31, 1997, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference


The Annual Report for 1997 is incorporated by reference.

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

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 1997 was $24,655,249 before depreciation charges, of which approximately 60% was funded by permanent loans.

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

Approximately 19 acres as a 223- unit multifamily community, consisting of 32 one- and two-story apartment buildings, a swimming pool, volleyball court and a clubhouse.


Gross Investment
     in Property

         $7,592,926




         $7,576,004




         $9,486,319


        1997
Rental Income

         $1,178,112




         $1,169,283




         $1,498,921

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

         o such transfers would cause the Partnership to be treated as a "publicly traded partnership" under Sections 7704 and 469(k) of the Internal Revenue Code; and

         o the transfer of Units would cause a technical termination of the Partnership within meaning of Section 708(b)(1)(A) of the Internal Revenue Code.

         As of December 31, 1997, there were 528 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Distributions of cash to the investors during the year ended December 31, 1997 and 1996 were $574,009 and $510,243 respectively, of which 98% was allocated to Unitholders and 2% to the General Partners. Annual distributions of cash to investors during the years ended December 31, 1995, 1994, and 1993 were $446,464, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

     Revenues and net loss information furnished below is for the five years ended December 31, 1996:

                            1997             1996              1995             1994              1993

Rental income         $   3,846,316     $  3,729,659     $   3,597,317     $  3,492,459    $    3,394,416
Net loss                    (56,798)        (204,011)         (277,337)        (379,539)         (388,777)
Net loss
  per Unit                     (.11)            (.40)             (.54)            (.74)             (.76)

Total assets             16,405,766       16,735,683        17,589,969       18,497,552        19,488,483
Mortgage loan
  payable                14,385,782       14,202,270        14,387,506       14,556,855        14,711,682

Partners'
  capital                               1,259,106        1,889,913         2,604,167       3,327,968        4,153,971

Cash distribution
 paid per Unit of assignee
 limited partnership
 interest from operations      1.13             1.00               .88              .88               .88

         The above selected financial data should be read in conjunction with the financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, herein.
                                                      -5-

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

         In 1996, the properties generated cash flow which yielded 4.35% on invested capital and the General Partners maintained a 4% payout to investors in 1996. In 1997, after a 4% distribution rate in the first and second quarters, the Partnership increased the distribution rate to 6% in the third and fourth quarters and anticipates maintaining the 6% distribution rate in 1998. Cash flow generated in 1997 represented a yield of 6.30% on invested capital. On February 12, 1998, the Partnership made a cash distribution to its partners totaling $191,327, representing an annualized return of 6% on invested capital.

         On February 28, 1997, the Partnership closed its mortgage loan refinancing with its existing lender, The Canada Life Assurance Company. The new loans totaling $14,500,000 were sufficient to retire the existing debt, and establish a capital improvement reserve of approximately $285,000. The renewal term for the new loans became effective on June 1, 1997 and provide for a term of 5 years with an interest rate of 7.70% with monthly payments based on a 25 year amortization schedule. Until the effective date of June 1, 1997, the mortgage loan terms provided for interest of 9%. Although the loan amounts have increased, the annual debt service payments will decrease by approximately $164,000 due to the lower interest rate on the new loans.

         In the second half of 1997, the Partnership has finalized a capital improvement plan that will utilize all of the $285,000 reserve established from excess refinancing proceeds. The funds will primarily be used for replacing roofs, re-surfacing parking lots and enhancing the curb appeal throughout all three properties in 1997 and 1998.

         The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         Rental revenues increased $116,657, or 3.13%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase resulted from higher rental revenues at each of the three communities. Collectively, the properties' aggregate occupancy level of 93% was the same in 1997 and 1996. Rental rates increased on unit types at each property as the respective markets allowed. The average rental rate for the portfolio increased from $561 in 1996 to $572 in 1997, representing an increase of approximately 2%.

         Management was again diligent in its efforts to control operating expenditures at each of the three communities. Total operating expenses, excluding interest charges, depreciation and amortization costs increased by 5% in 1997 compared to 1996. The majority of the increase was due to higher compensation and benefit and administrative expenses. The higher compensation and benefit expenses were due to additional staffing at the properties to perform maintenance procedures as opposed to using third party contractors. The administrative expense increased because of the additional costs associated with refinancing the Partnership's debt. Controllable operating expenses for the communities remained stable. Operating expenses rose 4% from 1995 to 1996.

         Due to the larger increase in revenues versus expenses (excluding interest charges, depreciation and amortization costs) during 1997, the net operating income of the property increased $48,763, or approximately 2.27%, when compared to 1996 and $69,012, or approximately 3.3%, when comparing 1996 to 1995.

         Capital improvements during 1997 totaled $209,786 and consisted of roofing repairs at Woodhills and Oakbrook, resurfacing the parking lot at Oakbrook, remodeling the clubhouse at Woodhills and the replacement of carpets, vinyl flooring, and compressors and all three properties. Similar improvements to the properties during 1996 were $117,569 and in 1995 were $73,397.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio, has remained stable and was 93% in 1997, 95% in 1996, and 96% in 1995. Although occupancy decreased slightly in 1997, the average rental rates increased from $551 in 1996 to $566 in 1997. As a result of the increase in rental rates, rental revenues received at the property during 1997 increased $18,295 when compared to 1996. While the Columbus rental market remains competitive, our excellent location and curb appeal should assist management in maintaining high occupancy levels throughout 1998. In addition to maintaining cost controls, management's focus in 1998 will be to achieve a 2% rental rate increase and to maintain occupancy at or above 95%.

         At the Woodhills property, in Dayton, Ohio, the average occupancy level in 1997 was 93%, 1% higher than during 1996 and 1% higher than 1995. In addition, rental rates at the community increased from $552 in 1996 to $560 in 1997. As a result of the increase in occupancy and rental rates, rental revenues increased $25,886. While the rental market surrounding the property remains competitive management is optimistic that the positive trends in occupancy can be maintained. Preliminary review of the 1998 operating budget suggests occupancy levels will remain stable at 93%.

         Deerfield, our Cincinnati, Ohio property experienced an increase in its annual average occupancy level in 1997 which was 94% compared to 92% in 1996 and 94% in 1995 . The effective rental rates at the property increased from $576 in 1996 to $587 in 1997. Rental revenues, as a result, increased $72,476 during 1997 when compared to 1996. Management's goal in 1998 is to increase average occupancy to 95% while implementing rental rate increases of approximately 3%.

         Management is committed to sustaining the positive trends in occupancy levels and increasing rental rates experienced at each of the properties. We are optimistic that these improved operating results will continue through 1998. These trends combined with the decrease in debt service payments in the second half of the year has enabled the Partnership to increase its distribution rate to 6%.

Year 2000

         Management has initiated an enterprise-wide program to prepare the Partnership's computer systems and applications for the year 2000. The Partnership expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. A significant proportion of these costs are not likely to be incremental costs to the Partnership, but rather will represent the redeployment of existing information technology resources. The cost of the Year 2000 initiatives is not expected to be material to the Partnership's results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data

         The financial statements, included on pages 5 through 15 of the 1997 Annual Report are incorporated herein by reference.



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

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

     Daniel P. Riedel, age 58, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes 29 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 23 years and has held management positions for his entire 33 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Edward L. Patch, age 43, has been the Treasurer, Secretary and Director of Benchmark Equities, Inc. and Vice President of Operations and Treasurer of Benchmark Communities, Inc. since 1990. His responsibilities include finance and operations. He was President of Benchmark Capital from 1989 to 1990. Prior to joining Benchmark Capital, Mr. Patch was Treasurer of Oberer Development Co. Enterprises from 1985 to 1989, Treasurer of C. H. Huber Enterprises from 1981 to 1985 and the Controller of the W. B. Marvin Manufacturing Co. Mr. Patch graduated from Wright State University with a degree in Business Administration and is a Certified Public Accountant.

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

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 10.  Directors and Executive Officers of the Registrant (continued)

The Administrative General Partner (continued)

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 49, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 45, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 51, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 41, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1997, 1996 and 1995, and to be paid to the General Partners and their affiliates at December 31, 1997, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. and 2. Index of Financial Statements and Financial
                      Statement Schedule

         The  following  financial  statements  of  Brown-Benchmark   Properties
         Limited Partnership, included in the 1997 Annual Report of the registrant to its partners are incorporated by reference in Item 8:

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

           (13) Annual Report for 1997.

           (23) Consent of Independent Auditors

     (b)  Reports on Form 8-K:  None.

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                         Page 1
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
FILE  SCHIII97

ITEM 14D

        COLUMN A           COLUMN B  C O L U M N  C                    COLUMN D

                                                                      COST CAPITAL
                                                                        SUB. TO
                                     INITIAL COST TO THE PARTNERSHIP  ACQUISITION

                                                              FURN.                FURN.
                           ENCUMB-                BLDG. &    FIX &      BLDG. &    FIX. &
       DESCRIPTION         ERANCES      LAND     IMPROV.      EQUIP     IMPROV.     EQUP

WOODHILLS                  4,365,342    245,000  6,608,969    540,981     79,587   118,389
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on
approx. 15 acres.

OAKBROOK                   4,266,128    455,000  6,320,080    528,603    140,144   132,177
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on
approx. 22 acres.

DEERFIELD                  5,754,312    557,000  8,129,417    669,000     29,076   101,826
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on
approx. 19 acres.

                          14,385,782  1,257,000 21,058,466  1,738,584    248,807   352,392

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                           Page 2
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
FILE  SCHIII97

        COLUMN A         C O L U M N  E                                COLUMN F  COL. G    COL. H      COLUMN I


                         GROSS AMOUNT AT WHICH CARRIED AT
                         CLOSE OF PERIOD

                                                   FURN.                                         LIFE ON WHICH DEPREC
                                       BLDG. &      FIX                 ACCUM.    DATE OF   DATE  IN LATEST INC. STMT
       DESCRIPTION           LAND      IMPROV.     EQUIP      TOTAL      DEPR      CONST.   ACQ.      IS COMPUTED

WOODHILLS                    245,000  6,688,556    659,370  7,592,926  3,092,880  1987-88  10/87 Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                            Pers. prop.-10 yr S/L
186-Unit garden apartment
community on
approx. 15 acres.

OAKBROOK                     455,000  6,460,224    660,780  7,576,004  2,950,290  1987-88  10/87 Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                               Pers. prop.-10 yr S/L
181-Unit garden apartment
community on
approx. 22 acres.

DEERFIELD                    557,000  8,158,493    770,826  9,486,319  3,535,778  1988-89  08/88 Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                             Pers. prop.-10 yr S/L
223-Unit garden apartment
community on
approx. 19 acres.

                           1,257,000 21,307,273  2,090,976 24,655,249  9,578,948




(1)                                     1997                          1996                               1995
                                        REAL      ACCUM.                 REAL     ACCUM.                 REAL           ACCUM.
                                       ESTATE       DEP                 ESTATE    DEPREC.               ESTATE         DEPREC.

BALANCE AT BEGINNING OF PERIOD       24,445,462  8,526,539            24,327,893 7,481,859                 24,254,496  6,445,305
   ADDITIONS                            209,787  1,052,409               117,569 1,044,680                     73,397  1,036,554

BALANCE AT CLOSE OF PERIOD           24,655,249  9,578,948            24,445,462 8,526,539                 24,327,893  7,481,859


(2)AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $24,655,249 AT DECEMBER 31, 1997.

(3) SEE NOTE 5 OF NOTES TO FINANCIAL STATEMENTS FOR INFORMATION CONCERNING TRANSACTIONS WITH AFFILIATES.

(4) SEE NOTE 6 OF NOTES TO THE FINANCIAL  STATEMENTS FOR  INFORMATION  REGARDING
    MORTGAGE  LOAN  AGREEMENTS,   COLLATERALIZED  BY  THE  LAND,  BUILDINGS  AND
    IMPROVEMENTS.

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


                                               BROWN-BENCHMARK PROPERTIES
                                                   LIMITED PARTNERSHIP


DATE:  3/24/98                                 BY:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                         Administrative General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.


DATE:  3/24/98                                 By:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Brown-Benchmark AGP, Inc.
                         Administrative General Partner

DATE:  3/26/98                                 By:  /s/  Peter E. Bancroft
                                               Peter E. Bancroft
                                               Vice President and Director
                                               Brown-Benchmark AGP, Inc.
                         Administrative General Partner



DATE: 3/24/98                                  By:  /s/  Terry F. Hall
                                               Terry F. Hall
                                               Secretary
                                               Brown-Benchmark AGP, Inc.
                         Administrative General Partner



DATE:  3/24/98                                 By:  /s/  Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Treasurer
                                               Brown-Benchmark AGP, Inc.
                         Administrative General Partner



DATE:    3/25/98                               By:  /s/  Daniel P. Riedel
                                               Daniel P. Riedel
                        Chairman, President and Director
                            Benchmark Equities, Inc.
                           Development General Partner



DATE:    3/25/98                               By:  /s/  Edward L. Patch
                                               Edward L. Patch
                        Secretary, Treasurer and Director
                            Benchmark Equities, Inc.
                           Development General Partner

                                          Consent of Independent Auditors



The Partners
Brown-Benchmark Properties
   Limited Partnership

We consent to the incorporation by reference in this Annual Report (Form 10K) of Brown- Benchmark Properties Limited Partnership of our report dated January 29, 1997 included in the 1997 Annual Report of Brown-Benchmark Properties Limited Partnership

Our audits also included the financial statement schedule of Brown-Benchmark Properties Limited Partnership listed in item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/  Ernst & Young LLP

March 23, 1998
Baltimore, Maryland