Form 10-Q
period 1998-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1998-05-14
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    March 31, 1998     Commission file number   000-16698

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

                    Yes     X                             No

                                              INDEX



                                                                       Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                              1
               Statements of Operations                                    2
               Statements of Partners' Capital                             3
               Statements of Cash Flows                                    4
               Notes to Financial Statements                              5-6


  Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-8


Part II.       Other Information

  Item 1. through Item 6.                                                  9

  Signatures                                                               10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)

                                                                March  31,   December 31,
                                                                   1998          1997

 Assets
 Investment in real estate                                     $14,857,839  $ 15,076,301
 Cash and cash equivalents                                         925,713       910,435
 Other assets
  Accounts receivable, net                                          69,782        73,196
  Prepaid expenses                                                  18,362        29,036
  Escrow for real estate taxes                                     129,382       223,772
  Loan fees, less accumulated amortization
    of $14,434 and $10,336, respectively                            88,928        93,026
    Total other assets                                             306,454       419,030

    Total assets                                               $16,090,006  $ 16,405,766




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $   508,546  $    610,557
  Tenant security deposits                                         142,536       139,429
  Due to affiliates                                                 10,864        10,892
  Mortgage loans payable                                        14,335,244    14,385,782
    Total liabilities                                           14,997,190    15,146,660


  Partners' Capital
   General Partners                                               (191,748)     (188,422)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                              1,369,274     1,532,225
   Limited Partnership Interests -
    $25 stated value per unit
    40 units outstanding                                           (84,810)      (84,797)
   Subordinated Limited Partners                                       100           100
    Total partners' capital                                      1,092,816     1,259,106

    Total liabilities and partners' capital                    $16,090,006  $ 16,405,766


                 See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated  Statements  of  Operations  For the three  months  ended March 31,
(Unaudited)


                                                                1998       1997


Revenues
  Rental income                                              $953,449   $954,490
  Interest income                                               7,389      2,808

                                                              960,838    957,298

Expenses
  Compensation and benefits                                    93,375     89,041
  Utilities                                                    77,671     76,974
  Property taxes                                               92,361     88,311
  Maintenance and repairs                                      44,750     41,173
  Property management fee                                      42,936     42,805
  Advertising                                                   8,342      6,967
  Insurance                                                     8,205      8,001
  Other                                                        10,986      8,631
  Administrative & professional fees                           18,687     22,384
  Interest expense                                            276,603    314,569
  Depreciation of property and equipment                      257,787    257,787
  Amortization of loan fees                                     4,098      4,098

                                                              935,801    960,741

Net income(loss)                                             $ 25,037   $ (3,443)




Net income(loss) per unit of assignee limited
 partnership interest - basic                                $   0.03   $  (0.01)




                 See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

       Consolidated Statements of Partners' Capital
    For the Three Months Ended March 31, 1998 and 1997
                       (Unaudited)


                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total



Balance at December 31, 1997                              $ (188,422) $ 1,532,225  $   (84,797) $        100  $1,259,106

Net income                                                       501       24,534            2             -      25,037

Distributions to partners                                     (3,827)    (187,485)         (15)            -    (191,327)

Balance at March  31, 1998                                $ (191,748) $ 1,369,274  $   (84,810) $        100  $1,092,816





Balance at December 31, 1996                              $ (175,806) $ 2,150,367  $   (84,748) $        100  $1,889,913

Net loss                                                         (69)      (3,374)           0             -      (3,443)

Distributions to partners                                     (2,551)    (125,000)         (10)            -    (127,561)

Balance at March  31, 1997                                $ (178,426) $ 2,021,993  $   (84,758) $        100  $1,758,909


                 See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

                                                                 1998           1997

Cash flows from operating activities
 Net income(loss)                                            $   25,037    $      (3,443)
 Adjustments to reconcile net income(loss)
  to net cash provided by operating activities
   Depreciation of property and equipment                       257,787          257,787
   Amortization of loan fees                                      4,098            4,098
   Change in assets and liabilities
   Decrease(increase) in accounts receivable                      3,414           (5,753)
   Decrease(increase)  in prepaid expenses                       10,674          (21,757)
   Decrease in escrow for real estate taxes                      94,390          127,981
   Decrease in accounts payable and accrued expenses           (102,011)         (13,952)
   (Decrease)increase in due to affiliates                          (28)           4,609
   Increase(decrease) in tenant security deposits                 3,107           (3,295)

Net cash provided by operating activities                       296,468          346,275

Cash flows from investing activities-
 additions to investment in real estate                         (39,325)         (19,403)

Cash flows from financing activities
 Financing costs                                                     --          (23,612)
 Distributions to partners                                     (191,327)        (127,561)
 Mortgage loan principal reduction                              (50,538)     (14,202,270)
 Proceeds from issuance of mortgage loans payable                    --       14,500,000

Net cash provided by (used in) financing activities            (241,865)         146,557

Net increase in cash and cash equivalents                        15,278          473,429
Cash and cash equivalents
 Beginning of period                                            910,435          402,707

 End of period                                               $  925,713    $     876,136

See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                  March 31, 1998


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1997 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

     Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                                          March 31, 1997        December 31, 1997

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,330,474               21,307,273
         Furniture, fixtures
            and equipment                                      2,107,100                2,090,976
                                                              24,694,574               24,655,249
         Less: accumulated depreciation                        9,836,735                9,578,948
         Total                                               $14,857,839              $15,076,301


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at March 31, 1998 and December 31, 1997.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $10,864 and $12,648 during the quarters ended March 31, 1998 and 1997, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $42,936 and $42,805 during the quarters ended March 31, 1998 and 1997, respectively.


NOTE 5 - MORTGAGE LOANS PAYABLE

The  Partnership  closed its  mortgage  loan  refinancing  with The Canada  Life
Assurance Company for loans totaling $14,500,000 on February 28, 1997. The renewal terms became effective on June 1, 1997 and provide for a term of five years at an interest rate of 7.70%. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term. Prior to the effective date of the new loan terms on June 1, 1997, the mortgage loan terms provide for interest only at 9%.

The Partnership incurred financing fees totaling $103,362. These costs were capitalized as financing fees and are being amortized over the new term of the loans.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                  March 31, 1998


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarter ended March 31, 1998 and 1997.

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

On May 14, 1998, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the operating results through March and the budget for the remainder of the year, operating cash flow during 1998 is expected to fully fund a distribution rate of 6% through 1998.

The Partnership anticipates utilizing approximately $250,000 in 1998 to enhance the curb appeal and marketability of its properties. The funds will primarily be used for roof repairs at the Deerfield property, resurfacing the parking lots at the Deerfield and Woodhills properties and refurbishing the clubhouse/office at the Oakbrook and Deerfield properties. The parking lot was re-surfaced at the Oakbrook property in the fourth quarter of 1997 and the clubhouse at the Woodhills property was refurbished in 1997.

The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

Through the first quarter of 1998, revenues increased by $3,540 when compared to revenues received during the first quarter of 1997. The gross rent potential for the three communities increased $32,966 or approximately 3%, from $998,746 to $1,031,712. Due to increased levels of competition from completion of new apartment communities, the average aggregate occupancy level of the properties decreased from 95% during the first quarter of 1997 to 92% during the first quarter of 1998. We anticipate levels of occupancy to improve through 1998. First quarter operating expenses excluding interest charges, depreciation and amortization costs, increased $13,026 or approximately 3% versus similar expenses incurred during the first quarter of 1997. Through the first quarter of 1998, operating expenses are on budget with no significant variances.

The slight increase in revenues, offset by an increase in expenses (excluding interest charges, depreciation and amortization costs) resulted in a decrease in the net operating income of the property of $9,486 or approximately 2% in the first quarter of 1998 as compared to 1997.

Occupancy levels at Woodhills, in Dayton, Ohio, averaged 91%, a decrease from the 93% experienced during the first quarter of 1997. As a result of the decrease in occupancy, rental revenues received through the first quarter of 1998 decreased $3,819, or 1.31%, when compared to 1997 first quarter revenues. The Dayton apartment rental market is very competitive due to the completion of the construction of approximately 1,000 new apartments. The average occupancy in the Dayton apartment market decreased from 93% in September 1997 to 90% in March 1998. Operating expenses are stable and are approximately $10,000 under budget. Management's goal in 1998 is to increase rents by approximately 2.5% while striving to increase occupancy to 94% or better.

At Deerfield, in Cincinnati, Ohio, the average occupancy level during the first quarter was 94%, the same as the first quarter of 1997. However, because of higher rental rates, first quarter rental revenues at Deerfield increased $11,981, or 3.27% when compared to rental revenues earned during the first quarter of 1997. On May 1, 1998, the rental rates were increased $10 per month on each apartment. Occupancy levels have trended positively since the third quarter of 1996. Occupancy has not dropped below 92% since July of 1996. Management's goal in 1998 at Deerfield is to increase rents by 3% and to increase occupancy to 95%. Operating expenses are on budget.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

At Oakbrook in Columbus, Ohio, occupancy levels averaged 91% during the first quarter of 1998 representing a decrease from the first quarter, 1997 average of 96%. As a result of this decrease in occupancy, rental revenues received during the first quarter decreased $9,204 or 3.09% when compared to the same period in 1997. Although occupancy at Oakbrook has decreased, the average rental rate increased from $559 in the first quarter of 1997 to $575 in the first quarter of 1998. Management's 1998 goals for Oakbrook are to achieve a 2% rent increase and to increase and stabilize occupancy at 95%. Operating expenses are on budget.

Management is committed to increasing occupancy levels at each of the properties. We are optimistic that occupancy levels can be increased and stabilized in the 93% to 95% range at each of the Partnership's three properties.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       5/14/98                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       5/14/98                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner