Form 10-Q
period 1998-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1998-08-12
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    June 30, 1998     Commission file number   000-16698

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

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)


                                                                 June 30,    December 31,
                                                                   1998          1997

 Assets
 Investment in real estate                                     $14,648,019  $ 15,076,301
 Cash and cash equivalents                                         957,333       910,435
 Other assets
  Accounts receivable, net                                          72,188        73,196
  Prepaid expenses                                                  17,416        29,036
  Escrow for real estate taxes                                     157,875       223,772
  Loan fees, less accumulated amortization
    of $18,532 and $10,336, respectively                            84,830        93,026
    Total other assets                                             332,309       419,030

    Total assets                                               $15,937,661  $ 16,405,766




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $   572,959  $    610,557
  Tenant security deposits                                         145,186       139,429
  Due to affiliates                                                 11,048        10,892
  Mortgage loans payable                                        14,283,727    14,385,782
    Total liabilities                                           15,012,920    15,146,660


  Partners' Capital
   General Partners                                               (195,109)     (188,422)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                              1,204,573     1,532,225
   Limited Partnership Interests -
    $25 stated value per unit,
    40 units outstanding                                           (84,823)      (84,797)
   Subordinated Limited Partners                                       100           100
    Total partners' capital                                        924,741     1,259,106

    Total liabilities and partners' capital                    $15,937,661  $ 16,405,766


See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
(Unaudited)

                                                              Three months ended     Six months ended

                                                              June 30,   June 30,     June 30,    June 30,
                                                                1998       1997         1998        1997

Revenues
  Rental income                                              $974,114  $  958,288   $1,927,563  $1,912,779
  Interest income                                               7,549       8,049       14,938      10,857

                                                              981,663     966,337    1,942,501   1,923,636

Expenses
  Compensation and benefits                                    83,211     103,048      176,586     192,089
  Utilities                                                    68,353      72,192      146,024     149,166
  Property taxes                                               92,361      88,311      184,722     176,622
  Maintenance and repairs                                      86,881      83,412      131,631     124,585
  Property management fee                                      43,866      43,157       86,802      85,962
  Advertising                                                   9,319       7,588       17,661      14,555
  Insurance                                                     8,205       8,001       16,410      16,002
  Other                                                        11,518      10,595       22,504      19,226
  Administrative & professional fees                           17,175      28,293       35,860      50,677
  Interest expense                                            275,624     310,542      552,228     625,111
  Depreciation of property and
   equipment                                                  257,787     257,787      515,574     515,574
  Amortization of loan fees                                     4,098       4,098        8,196       8,196

                                                              958,398   1,017,024    1,894,198   1,977,765

Net income (loss)                                            $ 23,265  $  (50,687)  $   48,303  $  (54,129)




Net income(loss) per unit of assignee
 limited partnership interest                                $   0.05  $    (0.10)  $     0.09  $    (0.11)


         See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

       Consolidated Statements of Partners' Capital
     For the Six Months Ended June 30, 1998 and 1997
                       (Unaudited)

                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total



Balance at December 31, 1997                              $ (188,422) $ 1,532,225  $   (84,797) $        100  $1,259,106

Net income                                                       966       47,333            4             -      48,303

Distributions to partners                                     (7,653)    (374,986)         (30)            -    (382,669)

Balance at June 30, 1998                                  $ (195,109) $ 1,204,573  $   (84,823) $        100  $  924,741





Balance at December 31, 1996                              $ (175,806) $ 2,150,367  $   (84,748) $        100  $1,889,913

Net loss                                                      (1,083)     (53,042)          (4)            -     (54,129)

Distributions to partners                                     (5,102)    (249,999)         (20)            -    (255,121)

Balance at June 30, 1997                                  $ (181,991) $ 1,847,326  $   (84,772) $        100  $1,580,663




      See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

                                                                  1998           1997

Cash flows from operating activities
 Net income (loss)                                            $   48,303    $     (54,129)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
   Depreciation of property and equipment                        515,574          515,574
   Amortization of loan fees                                       8,196            8,196
   Changes in assets and liabilities
    Decrease  in accounts receivable                               1,008              532
    Decrease(increase) in prepaid expenses                        11,620           (9,637)
    Decrease in escrow for real estate taxes                      65,897           16,796
    (Decrease)increase in accounts payable and accrued expenses  (37,597)          95,365
    Increase(decrease) in due to affiliates                          156           (8,039)
    Increase(decrease) in tenant security deposits                 5,757           (2,321)

Net cash provided by operating activities                        618,914          562,337

Cash flows from investing activities-
 additions to investment in real estate                          (87,292)         (39,990)

Cash flows from financing activities
 Financing costs                                                      --          (23,612)
 Distributions to partners                                      (382,669)        (255,121)
 Mortgage loan principal reduction                              (102,055)     (14,218,275)
 Proceeds from issuance of mortgage loans payable                     --       14,500,000

Net cash (used in) provided by  financing activities            (484,724)           2,992

Net increase in cash and cash equivalents                         46,898          525,339
Cash and cash equivalents
 Beginning of period                                             910,435          402,707

 End of period                                                $  957,333    $     928,046


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


NOTE 2 - INVESTMENT IN REAL ESTATE

     Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                                           June 30, 1998        December 31, 1997

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,352,973               21,307,273
         Furniture, fixtures
            and equipment                                      2,132,568                2,090,976
                                                              24,742,541               24,655,249
         Less: accumulated depreciation                       10,094,522                9,578,948
         Total                                               $14,648,019              $15,076,301


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at June 30, 1998 and December 31, 1997.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $11,048 and $14,200 during the quarters ended June30, 1998 and 1997, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $43,866 and $43,157 during the quarters ended June 30, 1998 and 1997, respectively.


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

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                  March 31, 1998


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarter ended June 30, 1998 and 1997.

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

On August 12, 1998, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the operating results through June and the budget for the remainder of the year, operating cash flow during 1998 is expected to fully fund a distribution rate of 6% through 1998.

Revised estimates of planned improvements to the three apartment properties anticipate the Partnership will utilize approximately $125,000 of reserves in 1998 to enhance the curb appeal and marketability of the properties. The funds will primarily be used for roof repairs and brick re-pointing at the Deerfield property ($45,500), blacktop sealant and curbing repairs on the parking lots at the Deerfield and Woodhills properties ($53,000) and refurbishing the clubhouse/office at the Deerfield property ($10,000). The parking lot was re-surfaced at the Oakbrook property in the fourth quarter of 1997 and the clubhouse at the Woodhills property was refurbished in 1997. The clubhouse/office at the Oakbrook property will be refurbished in 1999.

The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.


Results of Operations

Second quarter revenues increased by $15,326 (1.6%) when compared to revenues received during the second quarter of 1997. Through the first half of 1998, revenues were essentially flat when compared to those received during the first half of 1997, increasing less than 1%. While revenues generated at the Cincinnati property are above budget, revenues from the Dayton and Columbus properties remain below budget due to decreased occupancy levels and higher rental concessions. The average aggregate occupancy level of the properties decreased from 94% during the first half of 1997 to 92% during the first half of 1998.

Second quarter operating expenses excluding interest charges, depreciation and amortization costs, decreased $23,708 or approximately 5% versus similar expenses incurred during the second quarter of 1997. Through the first half of the year, similar expenses decreased $10,684, or 1.3%, versus 1997. Through the first half of the year, operating expenses are under budget with no significant variances.

The modest increase in revenues, coupled with a decrease in expenses (excluding interest charges, depreciation and amortization costs) resulted in an increase in the net operating income of the property of $29,549 or approximately 3% through the first half of 1998 as compared to 1997.

The interest expense on the Partnership's mortgage loans decreased $72,883, or 12%, when compared to 1997, due to the refinancing of the loans in February, 1997. While the loan amounts increased, the lower interest rate obtained will result in annual debt service savings of approximately $164,000 when compared to 1997.

Occupancy levels at Woodhills, in Dayton, Ohio, averaged 88% during the second quarter, down from the 91% level experienced during the first quarter of the year. As a result of the decrease in occupancy, rental revenues remain below budget. Revenues received at the property through the first half of the year are approximately $8,000 less than those received during the first half of 1997. The Dayton apartment rental market has become very competitive due to the completion of the construction of approximately 1,000 new apartments. The average occupancy in the Dayton apartment market decreased from 93% in September 1997 to 90% in June 1998. In response to the competitive rental market,

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

management has implemented a program to upgrade available units to include: new carpet and vinyl, lighting fixtures, faucets, mirrors and fresh paint. We expect to see improved leasing and occupancy trends during the second half of the year. Operating expenses remain under budget and are approximately $5,000 less than similar expenses through the first half of 1997.

The rental market in Cincinnati continues to be strong. The average occupancy level at the Deerfield property was 97% during the second quarter, up from the first quarter 1998 average of 94%. As a result of this strong market the average rental rates have increased from $586 in the second quarter of 1997 to $606 in the second quarter of 1998. Due to both rate increases and occupancy gains, rental revenues received during the second quarter increased $18,825 when compared to the first quarter of the year. Through the first half of 1998, revenues received at the property increased $36,278 or 5% when compared to collections during the first half of 1997. Operating expenses are under budget and are approximately 1% higher when compared to 1997.

At Oakbrook in Columbus, Ohio, occupancy levels increased from 91% during the first quarter of the year to 95% during the second quarter. As a result of this increase, rental revenues received during the second quarter increased $5,752 when compared to the first quarter of the year. Revenues generated through the first half of the year remain approximately 2% below first half 1997 revenues due to lower first quarter 1998 occupancy levels. The average rental rate has increased from $562 in the second quarter of 1997 to $574 in the second quarter of 1998. Management's 1998 goals for Oakbrook are to achieve a 2% rent increase and to increase and stabilize occupancy at 95%. Operating expenses are on budget for the first half of the year and reflect an increase of less than 2.5% when compared to similar expenses in 1997.

While occupancy levels at Deerfield and Oakbrook have improved management remains committed to improving occupancy levels at Woodhills so the aggregate occupancy level of the three properties reaches the 93% to 95% range by year-end.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP




                                            PART II. OTHER INFORMATION




Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

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



                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       8/10/98                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       8/10/98                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner