Form 10-Q
period 1998-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1998-11-12
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    September 30, 1998     Commission file number   000-16698

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

                    Yes     X                             No

                                              INDEX



                                                                       Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                              1
               Statements of Operations                                    2
               Statements of Partners' Capital                             3
               Statements of Cash Flows                                    4
               Notes to Financial Statements                              5-6


  Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-8


Part II.       Other Information

  Item 1. through Item 6.                                                  9

  Signatures                                                               10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)

                                                                September  30,  December 31,
                                                                     1998           1997

 Assets
 Investment in real estate                                     $   14,518,315  $ 15,076,301
 Cash and cash equivalents                                            854,286       910,435
 Other assets
  Accounts receivable, net                                             83,397        73,196
  Prepaid expenses                                                      9,211        29,036
  Escrow for real estate taxes                                        163,578       223,772
  Loan fees, less accumulated amortization
    of $22,630 and $10,336, respectively                               80,732        93,026
    Total other assets                                                336,918       419,030

    Total assets                                               $   15,709,519  $ 16,405,766




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $      638,708  $    610,557
  Tenant security deposits                                            140,050       139,429
  Due to affiliates                                                     6,972        10,892
  Mortgage loans payable                                           14,231,212    14,385,782
    Total liabilities                                              15,016,942    15,146,660


  Partners' Capital
   General Partners                                                  (199,753)     (188,422)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                                   977,071     1,532,225
   Limited Partnership Interests -
    $25 stated value per unit,
    40 units outstanding                                              (84,841)      (84,797)
   Subordinated Limited Partners                                          100           100
    Total partners' capital                                           692,577     1,259,106

    Total liabilities and partners' capital                    $   15,709,519  $ 16,405,766

See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations
(Unaudited)

                                                              Three months ended             Nine months ended

                                                              September 30,  September 30,   September 30,  September 30,
                                                                  1998           1997            1998           1997


Revenues
  Rental income                                              $     976,536  $     969,512   $   2,904,099  $   2,882,290
  Interest income                                                    5,271          8,158          20,209         19,015

                                                                   981,807        977,670       2,924,308      2,901,305

Expenses
  Compensation and benefits                                        122,571         95,983         299,157        288,071
  Utilities                                                         69,854         76,822         215,877        225,987
  Property taxes                                                    92,361         88,311         277,083        264,933
  Maintenance and repairs                                          107,902         79,733         239,533        204,318
  Property management fee                                           43,975         43,662         130,777        129,624
  Advertising                                                       15,995          8,606          33,656         23,161
  Insurance                                                          8,205          8,001          24,615         24,003
  Other                                                             13,691         11,102          36,196         30,328
  Administrative & professional fees                                11,562         18,831          47,423         69,508
  Interest expense                                                 274,626        278,506         826,854        903,617
  Depreciation of property and
   equipment                                                       257,787        257,787         773,361        773,361
  Amortization of loan fees                                          4,098          4,098          12,294         12,294

                                                                 1,022,627        971,442       2,916,826      2,949,205

Net income (loss)                                            $     (40,820) $       6,228   $       7,482  $     (47,900)




Net income(loss) per unit of assignee
 limited partnership interest                                $       (0.08) $        0.01   $        0.01  $       (0.09)


         See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

       Consolidated Statements of Partners' Capital
  For the Nine Months Ended September 30, 1998 and 1997
                       (Unaudited)

                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total



Balance at December 31, 1997                              $ (188,422) $ 1,532,225  $   (84,797) $        100  $1,259,106

Net income                                                       150        7,332            1             -       7,482

Distributions to partners                                    (11,480)    (562,486)         (45)            -    (574,011)

Balance at September 30, 1998                             $ (199,753) $   977,071  $   (84,841) $        100  $  692,578





Balance at December 31, 1996                              $ (175,806) $ 2,150,367  $   (84,748) $        100  $1,889,913

Net loss                                                        (958)     (46,938)          (4)            -     (47,900)

Distributions to partners                                     (7,654)    (374,998)         (30)            -    (382,682)

Balance at September 30, 1997                             $ (184,418) $ 1,728,431  $   (84,782) $        100  $1,459,331



      See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

                                                                  1998           1997

Cash flows from operating activities
 Net income (loss)                                            $    7,482    $     (47,900)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
   Depreciation of property and equipment                        773,361          773,361
   Amortization of loan fees                                      12,294           12,294
   Changes in assets and liabilities
    (Increase) decrease  in accounts receivable                  (10,201)              51
    Decrease in prepaid expenses                                  19,825            2,482
    Decrease in escrow for real estate taxes                      60,194           95,024
    Increase (decrease) in accounts payable and accrued expense   28,151          (15,521)
    (Decrease) increase in due to affiliates                      (3,920)           2,501
    Increase in tenant security deposits                             621            1,483

Net cash provided by operating activities                        887,807          823,775

Cash flows from investing activities-
 additions to investment in real estate                         (215,375)         (63,344)

Cash flows from financing activities
 Financing costs                                                       -          (23,612)
 Distributions to partners                                      (574,011)        (382,682)
 Mortgage loan principal reduction                              (154,570)     (14,266,911)
 Proceeds from issuance of mortgage loans payable                      -       14,500,000

Net cash used in financing activities                           (728,581)        (173,205)

Net increase in cash and cash equivalents                        (56,149)         587,226
Cash and cash equivalents
 Beginning of period                                             910,435          402,707

 End of period                                                $  854,286    $     989,933





See accompanying notes to financial statements

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                September 30, 1998



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


NOTE 2 - INVESTMENT IN REAL ESTATE

    Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                                        September 30, 1998      December 31, 1997

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,410,475               21,307,273
         Furniture, fixtures
            and equipment                                      2,203,149                2,090,976
                                                              24,870,624               24,655,249
         Less: accumulated depreciation                       10,352,309                9,578,948
         Total                                               $14,518,315              $15,076,301


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at September 30, 1998 and December 31, 1997.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $7,348 and $10,540 during the quarters ended September 30, 1998 and 1997, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $43,975 and $43,662 during the quarters ended September 30, 1998 and 1997, respectively.


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

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                September 30, 1998


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended September 30, 1998 and 1997.

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

On November 10, 1998, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the operating results through September and the budget for the remainder of the year, operating cash flow during 1998 is expected to fully fund a distribution rate of 6%.

During 1998 the Partnership will utilize the remaining balance of the excess proceeds ($151,000) generated from refinancing its mortgage loans in 1998 to fund planned improvements to the three apartment properties. The funds will primarily be used for roof repairs and brick re-pointing at the Deerfield property, blacktop sealant and curbing repairs on the parking lots at the Deerfield and Woodhills properties and refurbishing the clubhouse/office at the Deerfield property.

The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

Third quarter revenues and revenues received for the nine months ended September 30, 1998, were essentially flat when compared to those received during the same periods of 1997, increasing less than 1%. While revenues generated at the Cincinnati property are above budget, revenues from the Dayton and Columbus properties remain below budget due to decreased occupancy levels and higher rental concessions. While the gross rent potential for the three communities increased $91,348 (or 3%) through the third quarter of 1998 when compared to the same period in 1997, the average aggregate occupancy level decreased from 94% through the first nine months of 1997 to 92% through the nine months ended September 30, 1998. Management has implemented programs to improve occupancy levels at the Dayton and Columbus properties and we are optimistic fourth quarter revenues will show a positive trend.

Third quarter operating expenses excluding interest charges, depreciation and amortization costs, increased $55,065 (or 12.8%) versus similar expenses incurred during the third quarter of 1997. The primary reason for this increase was higher compensation and benefit costs at each property as well as increased maintenance expenses at the Dayton and Columbus properties. The increased maintenance expenses are associated with apartment interior upgrades designed to improve leasing efforts and decrease unit turnover. Through the first nine months of the year, similar expenses increased $44,384 (or 3.5%) versus 1997. Fourth quarter operating expenses are expected to decrease approximately 5% when compared to third quarter results and as a result operating expenses for the year are expected to be within 1% of budget.

The marginal increase in revenues, coupled with higher operating expenses (excluding interest charges, depreciation and amortization costs) resulted in a slight decrease (1.3%) in the net operating income of the property through the first nine months of the 1998 as compared to 1997.

Interest expense on the Partnership's mortgage loans decreased $76,763 (or 8.5%) through the nine months ended September 30, 1998 when compared to same period in 1997, due to the refinancing of the loans in 1997.

Occupancy levels at Woodhills, in Dayton, Ohio, averaged 88% during the third quarter, unchanged from the second quarter but down from the 91% level experienced during the first quarter of the year. As a result of the lower occupancy levels, rental revenues remain below budget. Revenues received at the property through the first nine months of 1998 are approximately $60,000 under budget. The south Dayton apartment rental market remains competitive due to the

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

completion of the construction of approximately 1,000 new apartments. In an effort to improve the occupancy levels at the property, management has implemented a program to upgrade available units to include: new carpet and vinyl, lighting fixtures, faucets, mirrors and fresh paint. Occupancy levels have improved since the end of the third quarter and currently the community is 92% occupied. Management's goal is to achieve a 95% occupancy level by year-end.

The rental market in Cincinnati continues to be strong. The average occupancy level at the Deerfield property was 97% during the third quarter. Rental revenues continue to trend positively due to both strong occupancy levels and increased rental rates. The average rental rate has increased from $590 in the third quarter of 1997 to $608 in the third quarter of 1998, representing an increase of 3%. Revenues have increased during each quarter of the year and through September 1998, revenues are approximately $16,000 higher than budgeted. Operating expenses remain on budget and as a result the property's net operating income exceeds budget for the year. The community center has been updated and new signage is planned for the fourth quarter. There continues to be a strong traffic flow of prospective residents and management is confident the property will sustain high occupancy levels for the foreseeable future.

At Oakbrook in Columbus, Ohio, occupancy levels decreased marginally from 95% during the second quarter of the year to 94% during the third quarter. As a result of the competitive rental market in Columbus the rental rate increases projected for the year have not been achieved. As a result, the property's gross rent potential through the first nine months of the year is $7,500 under budget. Management's plan at Oakbrook is to upgrade the apartment interiors, improve the curb appeal of the community and reduce the resident turnover which will allow for rental rate increases and improve occupancy levels to 95% by year end.

Year 2000

The General Partners are aware of the issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The General Partners have conducted a review of computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computer systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

With respect to existing computer systems, the General Partners are upgrading in order to meet the demands of the business. In the process, the General Partners are taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by late calendar year 1998, allowing adequate time for testing. The General Partners presently believe that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the General Partners will be able to address the problem without costs and uncertainties that might affect future financial results of the Partnership or cause reported financial information of the Partnership not to be necessarily indicative of future operating results or future financial condition.

The General Partners have incurred, and expect to incur additional, internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expensed as incurred. The General Partners do not expect the amounts required to be expensed to have a material effect on the Partnership's financial position or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Partnership and the General Partners interact including payors, suppliers and vendors. There can be no assurance that data produced by systems of other entities on which the General Partners' systems rely will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Partnership.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       11/12/98                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       11/12/98                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner