Form 10-K
period 1998-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1999-03-23
CIK 818084

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

                                   For the fiscal year ended December 31, 1998

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

                          Yes     X                      No

     As of December 31, 1998, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference


The Annual Report for 1998 is incorporated by reference.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                                                       INDEX



                                                                                                      Page (s)
Part I


         Item 1.    Business                                                               3
         Item 2.    Properties                                                             4
         Item 3.    Legal Proceedings                                                      4
         Item 4.    Submission of Matters to a Vote
                            of Security Holders                                            4


Part II

         Item 5.    Market for Registrant's Common Equity
                            and Related Stockholder Matters                                5
         Item 6.    Selected Financial Data                                                5
         Item 7.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                           6-8
         Item 8.    Financial Statements and Supplementary Data                            8
         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                               8


Part III

         Item 10.   Directors and Executive Officers of Registrant                        8-10
         Item 11.   Executive Compensation                                                 10
         Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management                                                    10
         Item 13.   Certain Relationships and Related Transactions                         10


Part IV

         Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                             11-13


                          Signatures                                                        14


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

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 1998 was $24,956,391 before depreciation charges, of which approximately 60% was funded by permanent loans.

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

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 2.  Properties

         The Partnership owns land and improvements as described below:


Name and Location         Description of Properties              Gross Investment            1998
Woodhills                                                          in Property           Rental Income
West Carrollton,        Approximately 15 acres as a 186-
Montgomery Co.          unit multifamily community,                 $7,712,938            $1,147,802
Ohio                    consisting of 12 one-story villas, 54
                        two-story town-houses, 5 three-
                        story garden-style buildings
                        containing 120 units, a swimming
                        pool, volleyball court, and a
                        clubhouse.
Oakbrook
Reynoldsburg,           Approximately 22 acres as a 181-
Franklin, Ohio          unit multifamily community,                 $7,650,869            $1,171,839
                        consisting of 20 one-story villas, 81
                        two-story townhouses, 5 two-story
                        garden-style buildings containing
                        80 units, a swimming pool,
                        volleyball court and a clubhouse.

Deerfield               Approximately 19 acres as a 223-
Union Township          unit multifamily community,
(Greater Cincinnati       consisting of 32 one- and two-story       $9,592,584            $1,568,572
area)                   apartment buildings, a swimming
Clermont County,        pool, volleyball court and a
Ohio                    clubhouse.



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

         As of December 31, 1998, there were 524 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Distributions of cash to the investors were $765,352, $574,009 and $510,243 for the years ended December 31, 1998, 1997 and 1996, respectively, of which 98% was allocated to Unitholders and 2% to the General Partners. Annual distributions of cash to investors during the years ended December 31, 1995 and 1994 were $446,464, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.

     Item 6. Selected Financial Data Revenues and net income/(loss) information furnished below is for the five years ended December 31, 1998:

                            1998             1997              1996             1995              1994

Rental income         $   3,888,213     $  3,846,316     $   3,729,659     $  3,597,317    $    3,492,459
Net income/(loss)             40,949         (56,798)         (204,011)        (277,337)         (379,539)
Net income/(loss)
  per Unit                      .08             (.11)             (.40)            (.54)             (.74)

Total assets             15,470,731       16,405,766        16,735,683       17,589,969        18,497,552
Mortgage loan
  payable                14,177,678       14,385,782        14,202,270       14,387,506        14,556,855

Partners'  capital          534,703        1,259,106         1,889,913        2,604,167         3,327,968

Cash distribution paid per Unit of assignee limited partnership interest from:
     operations                1.40             1.13              1.00              .88               .88
     return of capital          .10              -                 -                -                 -

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

         In 1996, the properties generated cash flow yielding 4.35% on invested capital and the General Partners maintained a 4% payout to investors. In 1997, after a 4% distribution rate in the first and second quarters, the Partnership increased the distribution rate to 6% in the third and fourth quarters. Operating cash flow generated in 1997 fully funded the distributions. In 1998, the Partnership continued its 6% distribution to partners. 1998 operating cash flow of $563,743, coupled with capital improvement reserves established from the 1997 refinancing of $151,100, provided a 5.6% yield on invested capital. The balance of the distribution was funded by Partnership reserves. On February 12, 1999, the Partnership made a cash distribution to its partners totaling $191,327, representing an annualized return of 6% on invested capital. Based upon the operating results through February 1999 and the budget for the remainder of the year, operating cash flow in 1999 is expected to fully fund a distribution rate of 6%.

         The Partnership refinanced its mortgage loans with The Canada Life Assurance Company in 1997. The new loan amounts were sufficient to establish a capital improvement reserve of $285,000. The Partnership utilized $134,000 and $151,000 in 1997 and 1998, respectively, to fund improvements at each of the three properties. The funds were utilized primarily for roof repairs, brick re-pointing, parking lot re-surfacing, as well as upgrades to the apartment and clubhouse interiors. These improvements have enhanced the curb appeal of the properties. The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity in 1999.

Results of Operations

         Rental revenues increased $41,897, or 1%, for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This slight increase resulted primarily from higher rental revenues at the Cincinnati property. Collectively, the properties' aggregate occupancy level remained flat at approximately 93% in both 1997 and 1998. Market rental rates were increased at each property. The average rental rate for the portfolio increased from $572 in 1997 to $589 in 1998, representing an increase of approximately 3%. Concurrently, in an effort to maintain occupancy levels, management increased the level of rental concessions at both the Dayton and Columbus properties. As a result, aggregate revenues for the three properties show marginal growth when compared to last year.

         Management remains diligent in its efforts to control operating expenditures at each the three communities while preserving the invested capital. Total operating expenses, excluding interest charges, depreciation and amortization costs increased by 4% in 1998 when compared to 1997. The majority of the increase was due to higher maintenance and advertising expenses. The higher maintenance expense is associated with apartment interior upgrades and community improvements designed to enhance the leasing efforts of the staff. Advertising costs are higher due to the increased marketing efforts targeted at improving the occupancy levels at the Dayton and Columbus properties. Total operating expenses, excluding interest charges, depreciation and amortization increased by 5% in 1997 when compared to similar expenses in 1996.

         The slight increase in revenues, coupled with higher operating expenses (excluding interest charges, depreciation and amortization) resulted in a slight decrease of approximately$24,500 (or 1%) in the net operating income of the property during 1998 when compared to 1997. Previously, the property's net operating income increased 2% in 1997 when compared to 1996.

         Interest expense on the Partnership's mortgage loans decreased $80,718 during 1998 when compared to 1997 due to the refinancing of the loans in February, 1997.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

         Capital expenditures to the three communities during 1998 totaled $301,143 and consisted of improvements to the buildings and roofs, curb replacement, asphalt repair, drivepath resurfacing, exterior lighting and unit upgrades (including painting and carpet and appliance replacements). Similar improvements to the properties totaled $209,786 and $117,569 in 1997 and 1996, respectively.

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio, was 93.5% in 1998, essentially unchanged from 1997. Revenues received at Oakbrook increased by $3,000 in 1998 versus 1997, due to higher rental rates. The average market rental rate increased from $566 in 1997 to $577 in 1998. Higher rental concessions offered during 1998 offset a portion of the increased revenue attributed to the rate increases. Until occupancy levels improve and stabilize in the mid to upper ninety percent range, no significant rental rate increases can be anticipated. Management's goal in 1999 is to improve and stabilize the occupancy level at 95% and reduce the level of concessions offered at the community. Since the end of 1998 occupancy levels have trended positively and as of the first week in March, the community is 98% occupied.

         At the Woodhills property, in Dayton, Ohio, the average occupancy level in 1998 was 90%, 3% less than in 1997. While market rental rates on selected units were increased, higher rental concessions coupled with reduced occupancy levels resulted in a decrease in revenues of $30,000 in 1998 when compared to 1997. Management remains optimistic the improvements made to the property in 1998, coupled with on-site administrative changes and a focused marketing effort, will produce improved occupancy levels at the community. The trend in occupancy level at the property has been favorable throughout the early part of the 1999. As of the first week in March the property was 94% occupied.

         Deerfield, our Cincinnati, Ohio property experienced an increase in its annual average occupancy level from 94% in 1997 to 96% in 1998. The effective rental rates at the property increased 3.4%, from $587 in 1997 to $607 in 1998. Rental revenues received during 1998 increased $70,000 (or 5%) when compared to 1997. Management's goal in 1998 is to maintain occupancy in excess of 95% while implementing rental rate increases as the market will allow.

         Management is committed to sustaining the positive trends in occupancy levels and increasing rental rates experienced at each of the properties. We are optimistic the recent favorable trends at both Woodhills and Oakbrook can be sustained throughout 1999.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive hardware and software may recognize a date using (00) as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

         Management has completed its assessments of its information technology systems (IT) and non-IT systems to assess their Year 2000 readiness. Critical systems include, but are not limited to, accounts receivable and rent collections, fixed assets, and security systems. In order for these systems to function properly with respect to the Year 2000 and thereafter, the Partnership may need to modify or replace portions of its software. The partnership will utilize both internal and external resources to modify or replace software. The total cost of the Year 2000 project is estimated to be $2,032, $1,032 of which has been incurred to date. Management anticipates that the aforementioned modifications which are currently in process and expected to be completed by March 31, 1999, will remediate any Year 2000 problems.

         Various third-party vendors have been queried on their Year 2000 readiness. To date, Management is not aware of any significant suppliers or vendors with a Year 2000 issue that could materially impact the Partnership. However, lack of readiness by utilities, financial institutions or governmental agencies could pose significant

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 (continued)

impediments to the Partnership's ability to carry on normal operations. There can be no assurances that the systems of other companies on which the Partnership's systems rely, will be timely converted and would not have an adverse effect on the Partnership's systems.

         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Contingency plans involve system enhancement, manual workarounds, and adjusting staffing strategies. Nevertheless, management believes that it could continue its normal business operations if compliance is delayed. The Partnership does not believe that the Year 2000 issue will material impact its results of operations, liquidity, or capital resources.



Item 8.  Financial Statements and Supplementary Data

         The financial statements, included on pages 5 through 15 of the 1998 Annual Report are incorporated herein by reference.


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

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

The Development General Partner (continued)

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

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

     Daniel P. Riedel, age 59, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes 30 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 24 years and has held management positions for his entire 34 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Edward L. Patch, age 44, has been the Treasurer, Secretary and Director of Benchmark Equities, Inc. and Vice President of Operations and Treasurer of Benchmark Communities, Inc. since 1990. His responsibilities include finance and operations. He was President of Benchmark Capital from 1989 to 1990. Prior to joining Benchmark Capital, Mr. Patch was Treasurer of Oberer Development Co. Enterprises from 1985 to 1989, Treasurer of C. H. Huber Enterprises from 1981 to 1985 and the Controller of the W. B. Marvin Manufacturing Co. Mr. Patch graduated from Wright State University with a degree in Business Administration and is a Certified Public Accountant.

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

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 50, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 46, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 52, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.
                                                      -9-

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

The Administrative General Partner (continued)

     Timothy M. Gisriel, age 42, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1998, 1997 and 1996, and to be paid to the General Partners and their affiliates at December 31, 1998, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.

                                  BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. and 2. Index of Financial Statements and Financial
                      Statement Schedule

         The  following  financial  statements  of  Brown-Benchmark   Properties
         Limited Partnership, included in the 1998 Annual Report of the registrant to its partners are incorporated by reference in Item 8:

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

           (13) Annual Report for 1998.

           (23) Consent of Independent Auditors

     (b)  Reports on Form 8-K:  None.

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                        Page 1
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998
FILE  SCHIII

ITEM 14D

            COLUMN A             COLUMN B  C O L U M N  C                        COLUMN D

                                                                               COST CAPITAL
                                                                                 SUB. TO
                                           INITIAL COST TO THE PARTNERSHIP     ACQUISITION

                                                                      FURN.                   FURN.
                                                         BLDG. &      FIX &      BLDG. &     FIX. &
          DESCRIPTION           ENCUMBERANC    LAND      IMPROV.       EQUIP     IMPROV.      EQUP

WOODHILLS                       $4,302,193    $245,000  $6,608,969    $540,981    $115,298   $202,690
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                         4,204,415     455,000   6,320,080     528,603     143,024    204,162
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                        5,671,070     557,000   8,129,417     669,000      96,567    140,600
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on approx. 19 acres.


                               $14,177,678  $1,257,000 $21,058,466  $1,738,584    $354,889   $547,452

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                           Page 2
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998
FILE  SCHIII97


             COLUMN A            C O L U M N  E                                   COLUMN F   COLUMN G  COL. H  COLUMN I


                                GROSS AMOUNT AT WHICH CARRIED AT
                                CLOSE OF PERIOD

                                                          FURN.                                             LIFE ON WHICH DEPREC
                                             BLDG. &       FIX                    ACCUM.     DATE OF   DATE IN LATEST INC. STMT
          DESCRIPTION              LAND      IMPROV.      EQUIP       TOTAL        DEPR      CONST.    ACQ. IS COMPUTED

WOODHILLS                         $245,000  $6,724,267    $743,671  $7,712,938  $3,402,879  1987/1988 10/87 Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                                       Pers. prop.-10 yr S/L
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                           455,000   6,463,104     732,765   7,650,869   3,251,756  1987/1988 10/87 Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                                          Pers. prop.-10 yr S/L
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                          557,000   8,225,984     809,600   9,592,584   3,934,364  1988/1989 08/88 Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                                        Pers. prop.-10 yr S/L
223-Unit garden apartment
community on approx. 19 acres.


                                $1,257,000 $21,413,355  $2,286,036 $24,956,391 $10,588,999




(1)                                            1998                                1997                         1996
                                              REAL        ACCUM.                  REAL       ACCUM.            REAL       ACCUM.
                                              ESTATE       DEP                   ESTATE      DEPREC.           ESTATE    DEPREC.

   BALANCE AT BEGINNING OF PERIOD          $24,655,249  $9,578,948             $24,445,462 $8,526,539       $24,327,893 $7,481,859
      ADDITIONS                                301,142   1,010,051                 209,787  1,052,409           117,569  1,044,680

BALANCE AT CLOSE OF PERIOD                 $24,956,391 $10,588,999             $24,655,249 $9,578,948       $24,445,462 $8,526,539


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $24,956,391 AT DECEMBER 31, 1998.

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


                                               BROWN-BENCHMARK PROPERTIES
                                                   LIMITED PARTNERSHIP


DATE:  3/19/99                                 BY:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Administrative General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.


DATE:  3/19/99                                 By:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner

DATE:  3/22/99                                 By:  /s/  Peter E. Bancroft
                                               Peter E. Bancroft
                                               Vice President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/19/99                                 By:  /s/  Terry F. Hall
                                               Terry F. Hall
                                               Secretary
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/19/99                                 By:  /s/  Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Treasurer
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:    3/23/99                               By:  /s/  Daniel P. Riedel
                                               Daniel P. Riedel
                                               Chairman, President and Director
                                               Benchmark Equities, Inc.
                                               Development General Partner



DATE:    3/23/99                               By:  /s/  Edward L. Patch
                                               Edward L. Patch
                                               Secretary, Treasurer and Director
                                               Benchmark Equities, Inc.
                                               Development General Partner

                                          Consent of Independent Auditors



The Partners
Brown-Benchmark Properties
   Limited Partnership

We consent to the incorporation by reference in this Annual Report (Form 10K) of Brown- Benchmark Properties Limited Partnership of our report dated January 27, 1999 included in the 1998 Annual Report of Brown-Benchmark Properties Limited Partnership

Our audits also included the financial statement schedule of Brown-Benchmark Properties Limited Partnership listed in item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/Ernst & Young LLP

March 22, 1999
Baltimore, Maryland