Form 10-Q
period 1999-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1999-05-14
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    March 31, 1999     Commission file number   000-16698

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

                    Yes     X                             No

                                              INDEX



                                                                       Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                              1
               Statements of Operations                                    2
               Statements of Partners' Capital                             3
               Statements of Cash Flows                                    4
               Notes to Financial Statements                              5-6


  Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-8

  Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                    9



Part II.       Other Information

  Item 1. through Item 6.                                                  9

  Signatures                                                               10

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets
(Unaudited)

                                                                March   31,  December 31,
                                                                   1999          1998

 Assets
 Investment in real estate                                     $14,145,990  $ 14,367,392
 Cash and cash equivalents                                         630,022       668,208
 Other assets
  Accounts receivable, net                                          93,587        88,339
  Prepaid expenses                                                  14,809        15,748
  Escrow for real estate taxes                                     306,580       258,691
  Loan fees, less accumulated amortization
    of $35,107 and $31,009, respectively                            68,255        72,353
    Total other assets                                             483,231       435,131

    Total assets                                               $15,259,243  $ 15,470,731


 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $   617,656  $    614,607
  Tenant security deposits                                         139,663       138,299
  Due to affiliates                                                  9,208         5,444
  Mortgage loans payable                                        14,123,110    14,177,678
    Total liabilities                                           14,889,637    14,936,028


  Partners' Capital
   General Partners                                               (206,212)     (202,910)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                                660,585       822,367
   Limited Partnership Interests -
    $25 stated value per unit,
    40 units outstanding                                           (84,867)      (84,854)
   Subordinated Limited Partners                                       100           100
    Total partners' capital                                        369,606       534,703

    Total liabilities and partners' capital                    $15,259,243  $ 15,470,731

                 See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated  Statements  of  Operations  For the three  months  ended March 31,
(Unaudited)

                                                                1999       1998

Revenues
  Rental income                                              $984,111   $953,449
  Interest income                                               3,950      7,389

                                                              988,061    960,838

Expenses
  Compensation and benefits                                    94,719     93,375
  Utilities                                                    78,503     77,671
  Property taxes                                               92,589     92,361
  Maintenance and repairs                                      68,918     44,750
  Property management fee                                      44,040     42,936
  Advertising                                                  11,917      8,342
  Insurance                                                     9,002      8,205
  Other                                                        10,338     10,986
  Administrative & professional fees                           17,333     18,687
  Interest expense                                            272,572    276,603
  Depreciation of property and equipment                      257,787    257,787
  Amortization of loan fees                                     4,098      4,098

                                                              961,816    935,801

Net income                                                   $ 26,245   $ 25,037


Net income per unit of assignee limited
 partnership interest - basic                                $   0.05   $   0.05


                 See accompanying notes to financial statements

      BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

       Consolidated Statements of Partners' Capital
    For the Three Months Ended March 31, 1999 and 1998
                       (Unaudited)

                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total



Balance at December 31, 1998                              $ (202,910) $   822,367  $   (84,854) $        100  $  534,703

Net income                                                       525       25,718            2             -      26,245

Distributions to partners                                     (3,827)    (187,500)         (15)            -    (191,342)

Balance at March  31, 1999                                $ (206,212) $   660,585  $   (84,867) $        100  $  369,606





Balance at December 31, 1997                              $ (188,422) $ 1,532,225  $   (84,797) $        100  $1,259,106

Net income                                                       501       24,534            2             -      25,037

Distributions to partners                                     (3,827)    (187,485)         (15)            -    (191,327)

Balance at March 31, 1998                                 $ (191,748) $ 1,369,274  $   (84,810) $        100  $1,092,816

                 See accompanying notes to financial statements

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Three  Months Ended March 31,
(Unaudited)

                                                                  1999          1998

Cash flows from operating activities
 Net income                                                   $   26,245    $   25,037
 Adjustments to reconcile net income
  to net cash provided by operating activities
   Depreciation of property and equipment                        257,787       257,787
   Amortization of loan fees                                       4,098         4,098
   Changes in assets and liabilities
    (Increase) decrease  in accounts receivable                   (5,248)        3,414
    Decrease in prepaid expenses                                     939        10,674
    (Increase)decrease in escrow for real estate taxes           (47,889)       94,390
    Increase (decrease) in accounts payable and accrued expense    3,049      (102,011)
    Increase(decrease) in due to affiliates                        3,764           (28)
    Increase in tenant security deposits                           1,364         3,107

Net cash provided by operating activities                        244,109       296,468

Cash flows from investing activities-
 additions to investment in real estate                          (36,385)      (39,325)

Cash flows from financing activities
 Distributions to partners                                      (191,342)     (191,327)
 Mortgage loan principal reduction                               (54,568)      (50,538)

Net cash used in financing activities                           (245,910)     (241,865)

Net (decrease)increase in cash and cash equivalents              (38,186)       15,278
Cash and cash equivalents
 Beginning of period                                             668,208       910,435

 End of period                                                $  630,022    $  925,713


                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1999




NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1998 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

     Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                               March 31, 1999        December 31, 1998

         Land                                    $  1,257,000             $  1,257,000
         Buildings                                 21,413,355               21,413,355
         Furniture, fixtures
            and equipment                           2,322,420                2,286,036
                                                   24,992,775               24,956,391
         Less: accumulated depreciation            10,846,785               10,588,999
         Total                                    $14,145,990              $14,367,392


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at March 31, 1999 and December 31, 1998.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $9,208 and $10,864 during the quarters ended March 31, 1999 and 1998, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $44,040 and $42,936 during the quarters ended March 31, 1999 and 1998, respectively.


NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loan terms provide for a term of five years at an interest rate of 7.70%. Monthly payments are based on a 25- year amortization schedule with a balloon payment due at loan maturity in June 2002.

The Partnership incurred financing fees totaling $103,362. These costs were capitalized as financing fees and are being amortized over the five year term of the loans.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1999



NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended March 31, 1999 and 1998.

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

On May 13, 1999, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the operating results through March and the budget for the remainder of the year, operating cash flow during 1999 is expected to fully fund a distribution rate of 6% through 1999.

The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

Through the first quarter of 1999, rental revenues increased by $30,662 (3.2%) when compared to revenues received during the first quarter of 1998. This increase was due to higher revenues received at the Oakbrook and Deerfield properties. The gross rent potential for the three communities increased $28,138 (2.7%), from $1,031,712 to $1,059,850. In addition, the aggregate average occupancy level for the first quarter of 1999 increased from 92% during the first quarter of 1998 to 94% during the first quarter of 1999. Management's goal is to increase and stabilize occupancy levels at 95% at each of the three properties.

First quarter operating expenses excluding interest charges, depreciation and amortization costs, increased $30,046 (7.6%) versus similar expenses incurred during the first quarter of 1998. Of this increased expense, 80% was due to higher maintenance and repair costs while 12% was the result of higher advertising expenses. Partially offsetting these overages were savings in administrative expenses, which were $10,219 (13%) under budget for the first quarter of the year.

Occupancy levels at Woodhills, in Dayton, Ohio, averaged 91% during the first quarter of 1999, unchanged when compared to the first quarter of 1998. As a result, rental revenues received during the first quarter of the year were flat when compared to the first quarter of 1998. Since the end of the first quarter however, occupancy levels have steadily increased and currently the property is 95% occupied. While rental rates at Woodhills have increased 2.3% since the first quarter of 1998, no significant rate increases are expected until occupancy levels are sustained at 95% or higher. Capital improvements to the property during the first quarter consisted primarily of carpet and vinyl replacements and new appliances. Improvements planned for the second quarter include new fencing, curb repairs, new pool furniture and appliance and compressor replacements.

At Deerfield, in Cincinnati, Ohio, the average occupancy level during the first quarter was 94%, the same as the first quarter of 1998. However, because of higher rental rates, first quarter revenues at Deerfield increased $9,220 (2.4%) when compared to revenues earned during the first quarter of 1998. The average rental rate in March was $620 per unit per month, representing an increase of $20 or 3.3% from the average rate in March of 1998. Occupancy levels have declined slightly to 92% since the end of the first quarter. The primary reasons listed by residents for moving is to buy a home or due to a job transfer. In order to offset this increased turnover, management has begun to market a limited number of short term rentals (3 to 6 month leases), where monthly premiums of $25 to $75 will be charged to individuals who are new to the area and may need an apartments for a limited amount of time. Capital improvements during the first quarter included carpet and vinyl replacement, clubhouse upgrades and new signage.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




Results of Operations (continued)

At Oakbrook in Columbus, Ohio, occupancy levels averaged 97% during the first quarter of 1999 representing an increase of 6% from the first quarter, 1998 average of 91%. In addition, the average rental rate increased 2.4% from $574 per unit per month in March 1998 to $588 per unit per month in March 1999. Due to increased occupancy levels and higher rental rates, revenues received at Oakbrook during the first quarter of 1999 increased $21,417 (7.4%) when compared to the first quarter of 1998. Occupancy levels have remained stable at 97% since the end of the first quarter. Operating expenses were under budget by $5,852 (4.4%) and no significant variances are expected in the upcoming quarter. Capital improvements during the first quarter included carpet and vinyl replacements, clubhouse upgrades and appliance replacements. Improvements planned for the second quarter include new fencing, landscaping, new signage and pool furniture. Management expects the positive trends experienced at Oakbrook to continue throughout the year.

Management is committed to increasing and stabilizing the aggregate occupancy level at or above 95% for the three apartment communities. Strides were made during the first quarter at each of the properties and we remain optimistic this goal will be reached during the year.

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

Management has completed its assessments of its information  technology  systems
(IT) and non-IT systems to assess their Year 2000 readiness. Critical systems include, but are not limited to, accounts receivable and rent collections, fixed assets, and security systems. In order for these systems to function properly with respect to the Year 2000 and thereafter, the Partnership may need to modify or replace portions of its software. The partnership will utilize both internal and external resources to modify or replace software. The total cost of the Year 2000 project is estimated to be $5,000, $3,000 of which has been incurred to date. Management anticipates that the aforementioned modifications which are currently in process and expected to be completed by September 30, 1999, will remediate any Year 2000 problems.

Various third-party vendors have been queried on their Year 2000 readiness. To date, Management is not aware of any significant suppliers or vendors with a Year 2000 issue that could materially impact the Partnership. However, lack of readiness by utilities, financial institutions or governmental agencies could pose significant impediments to the Partnership's ability to carry on normal operations. There can be no assurances that the systems of other companies on which the Partnership's systems rely, will be timely converted and would not have an adverse effect on the Partnership's systems.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP




                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risks

           There is no material impact to the Partnerships financial position.



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



                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       5/13/99                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       5/13/99                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner