Form 10-Q
period 1999-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1999-08-10
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    June 30, 1999     Commission file number   000-16698

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

                    Yes     X                             No

                                      INDEX



                                                                       Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                              1
               Statements of Operations                                    2
               Statements of Partners' Capital                             3
               Statements of Cash Flows                                    4
               Notes to Financial Statements                              5-6


  Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-8

  Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                    9



Part II.       Other Information

  Item 1. through Item 6.                                                  9

  Signatures                                                               10

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                June   30,   December 31,
                                                                   1999          1998

 Assets
 Investment in real estate                                     $13,950,734  $ 14,367,392
 Cash and cash equivalents                                         628,709       668,208
 Other assets
  Accounts receivable, net                                          81,258        88,339
  Prepaid expenses                                                  16,981        15,748
  Escrow for real estate taxes                                     141,274       258,691
  Loan fees, less accumulated amortization
    of $39,205 and $31,009, respectively                            64,157        72,353
    Total other assets                                             303,670       435,131

    Total assets                                               $14,883,113  $ 15,470,731




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses                        $   504,847  $    614,607
  Tenant security deposits                                         143,445       138,299
  Due to affiliates                                                 10,968         5,444
  Mortgage loans payable                                        14,067,711    14,177,678
    Total liabilities                                           14,726,971    14,936,028


  Partners' Capital
   General Partners                                               (210,481)     (202,910)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                                451,407       822,367
   Limited Partnership Interests -
    $25 stated value per unit,
    40 units outstanding                                           (84,884)      (84,854)
   Subordinated Limited Partners                                       100           100
    Total partners' capital                                        156,142       534,703

    Total liabilities and partners' capital                    $14,883,113  $ 15,470,731

                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              Three months ended     Six months ended

                                                               June 30,   June 30,    June 30,    June 30,
                                                                 1999       1998        1999        1998

Revenues
  Rental income                                              $  998,792  $974,114   $1,982,903  $1,927,563
  Interest income                                                 3,781     7,549        7,731      14,938

                                                              1,002,573   981,663    1,990,634   1,942,501

Expenses
  Compensation and benefits                                     119,524    83,211      214,243     176,586
  Utilities                                                      66,967    68,353      145,470     146,024
  Property taxes                                                 92,589    92,361      185,178     184,722
  Maintenance and repairs                                       114,391    86,881      183,310     131,631
  Property management fee                                        45,151    43,866       89,192      86,802
  Advertising                                                    11,925     9,319       23,842      17,661
  Insurance                                                       9,000     8,205       18,002      16,410
  Other                                                          14,880    11,518       25,218      22,504
  Administrative & professional fees                             16,640    17,175       33,971      35,860
  Interest expense                                              271,742   275,624      544,315     552,228
  Depreciation of property and
   equipment                                                    257,787   257,787      515,574     515,574
  Amortization of loan fees                                       4,098     4,098        8,196       8,196

                                                              1,024,694   958,398    1,986,511   1,894,198

Net income (loss)                                            $  (22,121) $ 23,265   $    4,123  $   48,303




Net income(loss) per unit of assignee
 limited partnership interest - basic                        $    (0.04) $   0.05   $     0.01  $     0.09

                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                       Assignor Limited Partner
                                                                       Assignment
                                                                       of Limited     Limited    Subordinated
                                                            General    Partnership  Partnership    Limited
                                                            Partners    Interest     Interest      Partners      Total

Balance at December 31, 1998                              $ (202,910) $   822,367  $   (84,854) $        100  $  534,703

Net income                                                        83        4,040            -             -       4,123

Distributions to partners                                     (7,654)    (375,000)         (30)            -    (382,684)

Balance at June  30, 1999                                 $ (210,481) $   451,407  $   (84,884) $        100  $  156,142





Balance at December 31, 1997                              $ (188,422) $ 1,532,225  $   (84,797) $        100  $1,259,106

Net income                                                       966       47,333            4             -      48,303

Distributions to partners                                     (7,653)    (374,986)         (30)            -    (382,669)

Balance at June 30, 1998                                  $ (195,109) $ 1,204,572  $   (84,823) $        100  $  924,740


                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows
                       For the Six Months Ended June 30,
                                  (Unaudited)

                                                                  1999          1998

Cash flows from operating activities
 Net income                                                   $    4,123    $   48,303
 Adjustments to reconcile net income
  to net cash provided by operating activities
   Depreciation of property and equipment                        515,574       515,574
   Amortization of loan fees                                       8,196         8,196
   Changes in assets and liabilities
    Decrease  in accounts receivable                               7,081         1,008
    (Increase)decrease in prepaid expenses                        (1,233)       11,620
    Decrease in escrow for real estate taxes                     117,417        65,897
    Decrease in accounts payable and accrued expenses           (109,759)      (37,597)
    Increase in due to affiliates                                  5,524           156
    Increase in tenant security deposits                           5,146         5,757

Net cash provided by operating activities                        552,069       618,914

Cash flows from investing activities-
 additions to investment in real estate                          (98,917)      (87,292)

Cash flows from financing activities
 Distributions to partners                                      (382,684)     (382,669)
 Mortgage loan principal reduction                              (109,967)     (102,055)

Net cash used in financing activities                           (492,651)     (484,724)

Net (decrease)increase in cash and cash equivalents              (39,499)       46,898
Cash and cash equivalents
 Beginning of period                                             668,208       910,435

 End of period                                                $  628,709    $  957,333


                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                  June 30, 1999


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


NOTE 2 - INVESTMENT IN REAL ESTATE

     Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                                           June 30, 1999        December 31, 1998

         Land                                               $  1,257,000             $  1,257,000
         Buildings                                            21,416,568               21,413,355
         Furniture, fixtures
            and equipment                                      2,381,739                2,286,036
                                                              25,055,307               24,956,391
         Less: accumulated depreciation                       11,104,573               10,588,999
         Total                                               $13,950,734              $14,367,392


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at June 30, 1999 and December 31, 1998.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $10,968 and $11,048 during the quarters ended June 30, 1999 and 1998, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $45,151 and $43,866 during the quarters ended June 30, 1999 and 1998, respectively.


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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                  June 30, 1999


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarter ended June 30, 1999 and 1998.

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

On August 12, 1999, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the operating results through June and the budget for the remainder of the year, operating cash flow during 1999 is expected to fund a distribution rate of 6% through 1999.

The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

Second quarter revenues increased by $20,910 (2.1%) when compared to revenues received during the second quarter of 1998. Through the first half of 1999, revenues increased by $48,133, (2.5%) when compared to those received during the first half of 1998. While rental revenues at both the Cincinnati and Columbus properties are on budget, revenues from the Dayton property remain below budget due primarily to increased rental concessions. The average aggregate occupancy level of the properties increased from 92% during the first half of 1998 to 94% during the first half of 1999.

Second quarter operating expenses excluding interest charges, depreciation and amortization costs, increased $70,178 versus similar expenses incurred during the second quarter of 1998 as a result of higher maintenance and compensation expense. Through the first half of the year, similar expenses have increased $100,226, versus 1998. This increase was primarily due to higher maintenance and compensation expenses at each of the properties. These expenses have increased in an effort to improve the curb appeal and marketability of each of the communities. Second half operating expenses are expected to be in line with budget and less than those incurred during the first half of the year.

While first half 1999 revenues increased when compared to 1998, the proportionately larger increase in operating expenses (excluding interest charges, depreciation and amortization costs) resulted in a decrease in the properties' net operating income by approximately $52,000 (5%) when compared to the first half of 1998. The aggregate net operating income of the three properties is projected to increase by approximately $76,000 during the second half of 1999 due to both revenue increases and operating expense reductions.

Occupancy levels at Woodhills, in Dayton, Ohio, averaged 94% during the second quarter, representing an increase of 3% from the first quarter of the year.
Revenues received through the first half of the year are $14,354 higher than those received in 1998 due to higher occupancy levels and modest rental rate increases. While the street rents have increased from $577 in the second quarter of 1998 to $587 in the second quarter of 1999, rental concessions offered to new residents have offset a significant portion of this gain. Management's immediate goal is to raise and stabilize the community's occupancy level at 95%. No significant rental rate increases are expected in the immediate future. The Dayton apartment rental market remains competitive. Rental specials are currently offered at every community. Management has continued its program to upgrade available units at Woodhills to include: new carpet and vinyl, lighting fixtures, faucets, mirrors and fresh paint. We have repaired fencing, power washed decks and landscaped to improve the curb appeal of the community. We believe these efforts have assisted management in improving the occupancy level of the community and expect second half occupancy and operating trends to be positive. Woodhill's second half cash flow is projected to increase by $45,000 when compared to the first half of the year due to lower operating expenses coupled with modest revenue gains.

The rental market in Cincinnati remains strong. The average occupancy level at the Deerfield property was 95% during the second quarter, up 1% from the first quarter of the year. The average rental rate at the community has increased from $606 in the second quarter of 1998 to $623 in the second quarter of 1999. Due to rate increases, revenues received through the second quarter of 1999 increased $11,321 (approximately 1.4%) when compared to the first half of 1998. Operating expenses through the first of 1999 increased by $28,700 when compared to 1998 primarily as result of higher maintenance

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

costs and compensation expenses associated with improvements made to the community. Second half cash flow from Deerfield is projected to increase by $16,350 when compared to the first half of the year primarily as a result of higher revenues.

At Oakbrook, in Columbus, Ohio, occupancy levels were sustained at 97% during the second quarter, unchanged from the first quarter of 1999. The rental market remains strong although several new communities are currently under construction which will make the market more competitive. Revenues received at the property through the first half of the year increased $29,500 (5%) when compared to 1998 due primarily to the higher occupancy levels sustained at the community in 1999. Management's focus during the second half of the year will be on increasing rental rates on selected units as the market allows. Second half cash flow generated from the Oakbrook community is projected to increase approximately $13,500 from the first half of the year due primarily to lower operating expenses.

Management is pleased with the occupancy gains achieved at the Woodhills community while maintaining high occupancy levels at both the Deerfield and Oakbrook properties. The 94% aggregate occupancy level achieved by the three properties during the second quarter of 1999 is the highest level achieved in years. Management is committed to sustaining these occupancy levels and expects the operating performance of the portfolio to improve as a result. While operating expenses through the first half of the year have been elevated to achieve the improvement in the portfolio's occupancy level, second half costs are projected to decrease and result in higher cash flows from the properties.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       8/10/99                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       8/10/99                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner