Form 10-Q
period 1999-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 1999-11-12
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended September 30, 1999     Commission file number   000-16698

                 Brown-Benchmark Properties Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   31-1209608
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)               Identification Number)



  225 East Redwood Street, Baltimore, Maryland             21202
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

                    Yes     X                             No

                                      INDEX


                                    Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                              1
               Statements of Operations                                    2
               Statements of Partners' Capital                             3
               Statements of Cash Flows                                    4
               Notes to Financial Statements                              5-6


  Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7-8

  Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                    9



Part II.       Other Information

  Item 1. through Item 6.                                                  9

  Signatures                                                               10

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Consolidated Balance Sheets


                                                 September 30,   December 31,
                                                     1999           1998
                                                   Unaudited

 Assets
 Investment in real estate                      $ 13,738,108   $  14,367,392
 Cash and cash equivalents                           583,754         668,208
 Other assets
  Accounts receivable, net                            85,456          88,339
  Prepaid expenses                                     8,828          15,748
  Escrow for real estate taxes                       241,928         258,691
  Loan fees, less accumulated amortization
    of $43,303 and $31,009, respectively              60,059          72,353
    Total other assets                               396,271         435,131

    Total assets                                $ 14,718,133   $  15,470,731




 Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses         $    565,315   $     614,607
  Tenant security deposits                           143,021         138,299
  Due to affiliates                                    8,504           5,444
  Mortgage loans payable                          14,011,368      14,177,678
    Total liabilities                             14,728,208      14,936,028


  Partners' Capital
   General Partners                                 (213,806)       (202,910)
   Assignor Limited Partner
   Assignment of Limited Partnership
    Interests - $25 stated value per
    unit, 500,000 units outstanding                  288,530         822,367
   Limited Partnership Interests -
    $25 stated value per unit,
    40 units outstanding                             (84,899)        (84,854)
   Subordinated Limited Partners                          100            100
    Total partners' capital                          (10,075)        534,703

    Total liabilities and partners' capital     $ 14,718,133   $  15,470,731


                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three months ended                  Nine months ended

                                              September 30,   September 30,     September 30,    September 30,
                                                  1999             1998              1999             1998


Revenues
  Rental income                               $ 1,010,919     $   976,536       $  2,993,822     $  2,904,099
  Interest income                                   3,283           5,271             11,014           20,209

                                                1,014,202         981,807          3,004,836        2,924,308

Expenses
  Compensation and benefits                       109,876         122,571            324,119          299,157
  Utilities                                        73,835          69,854            219,305          215,877
  Property taxes                                   92,589          92,361            277,767          277,083
  Maintenance and repairs                          89,007         107,902            272,317          239,533
  Property management fee                          45,963          43,975            135,154          130,777
  Advertising                                      12,027          15,995             35,869           33,656
  Insurance                                         8,153           8,205             26,154           24,615
  Other                                            11,527          13,691             36,745           36,196
  Administrative                                   13,417          11,562             47,390           47,423
  Interest expense                                270,798         274,626            815,113          826,854
  Depreciation of property and
   equipment                                      257,787         257,787            773,361          773,361
  Amortization of loan fees                         4,098           4,098             12,294           12,294

                                                  989,077       1,022,627          2,975,588        2,916,826

Net income (loss)                             $    25,125     $   (40,820)      $     29,248     $      7,482




Net income(loss) per unit of assignee
 limited partnership interest - basic         $      0.05     $     (0.08)      $       0.06     $       0.01


                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital
             For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                   Assignor Limited Partner
                                                      Assignment
                                                      of Limited          Limited     Subordinated
                                      General         Partnership       Partnership      Limited
                                      Partners          Interest         Interest        Partners         Total

Balance at December 31, 1998       $  (202,910)      $    822,367       $ (84,854)      $   100       $   534,703

Net income                                 585             28,663             -             -              29,248

Distributions to partners              (11,481)          (562,500)            (45)          -            (574,026)

Balance at September  30, 1999     $  (213,806)      $    288,530       $ (84,899)      $   100       $   (10,075)





Balance at December 31, 1997       $  (188,422)      $  1,532,225       $ (84,797)      $   100       $ 1,259,106

Net income                                 150              7,332               1           -               7,483

Distributions to partners              (11,480)          (562,486)            (45)          -            (574,011)

Balance at September 30, 1998      $  (199,752)      $    977,071       $ (84,841)      $   100       $   692,578



                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                  (Unaudited)

                                                                              1999        1998

Cash flows from operating activities
 Net income                                                             $    29,248    $    7,482
 Adjustments to reconcile net income
  to net cash provided by operating activities
   Depreciation of property and equipment                                   773,361       773,361
   Amortization of loan fees                                                 12,294        12,294
   Changes in assets and liabilities
    Decrease(increase)  in accounts receivable                                2,883       (10,201)
    Decrease in prepaid expenses                                              6,920        19,825
    Decrease in escrow for real estate taxes                                 16,763        60,194
    (Decrease)increase in accounts payable and accrued expenses             (49,292)       28,151
    Increase(decrease) in due to affiliates                                   3,060        (3,920)
    Increase in tenant security deposits                                      4,722           621

Net cash provided by operating activities                                   799,959       887,807

Cash flows (used in) investing activities-
 additions to investment in real estate                                    (144,077)     (215,375)

Cash flows from financing activities
 Distributions to partners                                                 (574,026)     (574,011)
 Mortgage loan principal reduction                                         (166,310)     (154,570)

Net cash used in financing activities                                      (740,336)     (728,581)

Net decrease in cash and cash equivalents                                   (84,454)      (56,149)
Cash and cash equivalents
 Beginning of period                                                        668,208       910,435

 End of period                                                          $   583,754    $  854,286


                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 1999


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


NOTE 2 - INVESTMENT IN REAL ESTATE

     Investment  in  real  estate  is  stated  at  cost,   net  of   accumulated
depreciation, and is summarized as follows:

                                           September 30, 1999     December 31, 1998

         Land                                 $  1,257,000             $  1,257,000
         Buildings                              21,416,568               21,413,355
         Furniture, fixtures
            and equipment                        2,426,900                2,286,036
                                                25,100,468               24,956,391
         Less: accumulated depreciation         11,362,360               10,588,999
         Total                                 $13,738,108              $14,367,392


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximate market value at September 30, 1999 and December 31, 1998.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $8,504 and $7,348 during the quarters ended September 30, 1999 and 1998, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $45,963 and $43,975 during the quarters ended September 30, 1999 and 1998, respectively.


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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 1999


NOTE 6 - NET LOSS PER UNIT OF ASSIGNED LIMITED PARTNERSHIP INTEREST

Net loss per Unit of assigned limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarter ended September 30, 1999 and 1998.

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


         On November 8, 1999, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the operating results through September and the budget for the remainder of the year, operating cash flow is expected to fully fund a distribution rate of 6% through 1999.

         The Partnership does not anticipate an outlay for any other significant capital improvements or repair costs that might adversely impact its liquidity.

Results of Operations

         Third quarter revenues increased by $32,395 (3.3%) when compared to revenues received during the third quarter of 1998. Although interest income decreased through the third quarter of 1999, revenues increased by $80,528, (2.8%) when compared to those received through the third quarter of 1998. The increase in revenues is a result of an increase in rental income at all three properties. This increase in rental income was due to a stable occupancy at the Cincinnati property, an increase in occupancy at the Columbus and Dayton properties, and an increase in average rental rates at all three properties.

         Third quarter operating expenses excluding interest charges, depreciation and amortization costs, decreased $29,722 versus similar expenses incurred during the third quarter of 1998. Through the third quarter of the year, similar expenses have increased $70,503, versus 1998, primarily due to higher maintenance and compensation expenses at each of the properties. These expenses have increased in an effort to improve the curb appeal and marketability of each of the communities.

         Due to marginal increases in both revenues and operating expenses through the third quarter, the aggregate net operating income through the third quarter of 1999, was essentially flat when compared to 1998.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 93% through the third quarter, representing an increase from 89% through the third quarter of 1998. The apartment sub-market where Woodhills is located has an average occupancy of 91%. Rental income received through the first three quarters of the year was $23,569 higher than that received in 1998 due to higher occupancy levels and modest rental rate increases. While the street rents have increased from $581 in the third quarter of 1998 to $591 in the third quarter of 1999, rental concessions offered to new residents have offset a significant portion of this gain. Management's immediate goal is to raise and stabilize the community's occupancy level at 95%. No significant rental rate increases are expected in the immediate future. The Dayton apartment rental market remains competitive. Rental specials are currently offered at every community. Management has continued its program to upgrade available units at Woodhills to include: new carpet and vinyl, lighting fixtures, faucets, mirrors and fresh paint. We have repaired fencing; power washed decks and landscaped to improve the curb appeal of the community. We believe these efforts have assisted management in improving the occupancy level of the community and expect fourth quarter occupancy and operating trends to be positive.

         The rental market in Cincinnati remains strong. The average occupancy level at the Deerfield property was 96% through the third quarter, which is stable when compared to the same period in 1998. The average rental rate at the community has increased from $608 in the third quarter of 1998 to $627 in the third quarter of 1999. Due to rate increases, rental income received through the third quarter of 1999 increased $22,817 when compared to the third quarter of 1998. Operating expenses through the third quarter of 1999 are projected to be $32,666 higher than budget as a result of higher maintenance costs and compensation expenses associated with improvements made to the community. Year-end cash flow from Deerfield is projected to increase by $6,644 when compared to budget.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

         At Oakbrook, in Columbus, Ohio, occupancy levels averaged 96% through the third quarter, an increase from the 93% average through the third quarter of 1998. The rental market remains strong although several new communities are currently under construction, which will make the market more competitive. The average rental rates increased from $578 in the third quarter of 1998 to $585 in the third quarter of 1999. Rental income received at the property through the third quarter of the year increased $43,336 when compared to 1998 due primarily to the higher occupancy levels sustained at the community in 1999. Management's focus during the fourth quarter of the year will be on increasing occupancy levels and improving resident retention.

         Management is pleased with the occupancy gains achieved at the Woodhills community while maintaining strong performance levels at both the Deerfield and Oakbrook properties. The 95% aggregate occupancy level achieved by the three properties during the third quarter of 1999 is the highest level achieved in years. Management is committed to sustaining these occupancy levels and expects the operating performance of the portfolio to improve as a result.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

            Inapplicable


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

                  a)  Exhibits:   Financial Data Schedule.

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



                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       11/10/99                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       11/10/99                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner