Form 10-K
period 1999-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2000-03-29
CIK 818084

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

                   For the fiscal year ended December 31, 1999

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

                      Yes     X                      No

     As of December 31, 1999, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 1999 is incorporated by reference.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP





                                      INDEX


                                                                                 Page (s)
Part I

         Item 1.    Business                                                          3
         Item 2.    Properties                                                        4
         Item 3.    Legal Proceedings                                                 4
         Item 4.    Submission of Matters to a Vote
                            of Security Holders                                       4


Part II

         Item 5.    Market for Registrant's Common Equity

                            and Related Stockholder Matters                           5
         Item 6.    Selected Financial Data                                           5
         Item 7.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                      6-7
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk        7
         Item 8.    Financial Statements and Supplementary Data                       7
         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                          7


Part III

         Item 10.   Directors and Executive Officers of Registrant                   8-9
         Item 11.   Executive Compensation                                            9
         Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management                                              10
         Item 13.   Certain Relationships and Related Transactions                   10


Part IV

         Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                        10-14


                          Signatures                                                 15


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

         The Partnership's objectives are to (i) preserve and protect Unitholders' capital; (ii) obtain capital appreciation through increases in the value of the Properties; and (iii) provide quarterly cash distributions to Unitholders from income generated by the Properties's rental income.

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

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 1999 was $25,120,681 before depreciation charges, of which approximately 56% was funded by long- term loans.

         The Partnership's residential apartment communities face competition from similar properties in their locations. The competition is based on the proximity of the Properties to area employers and commercial and retail facilities. In addition, consideration has been given to the comparability of quality, amenities, rental rates and unit sizes. The Partnership's annual report discusses operations and current leasing information at the properties and is incorporated by reference in Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, herein.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 2.  Properties

         The Partnership owns land and improvements as described below:

Name and Location         Description of Properties                                Gross Investment         1999
                                                                                      in Property      Rental Income

Woodhills                 Approximately  15 acres as a 186- unit multifamily          $7,767,399         $1,169,836
West Carrollton,          community,  consisting of 12 one-story  villas,
Montgomery County,        54  two-story  town-houses, 5  three-story
Ohio                      garden-style buildings  containing  120  units,
                          a swimming  pool,  volleyball  court,  and a clubhouse.


Oakbrook                  Approximately  22 acres as a 181-unit multifamily           $7,715,080         $1,223,614
Reynoldsburg,             community,  consisting of 20 one-story villas,
Franklin County,          81 two-story townhouses, 5 two-story garden-style
Ohio                      buildings containing 80 units, a swimming pool,
                          volleyball court and a clubhouse.


Deerfield                 Approximately  19 acres as a 223- unit multifamily          $9,638,202         $1,602,921
Union Township            community, consisting of 32 one- and two-story
(Greater Cincinnati area) apartment buildings, a swimming pool, volleyball court
Clermont County,          and a clubhouse.
Ohio

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

         As of December 31, 1999, there were 508 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Annual distributions of cash to the investors were $765,368, $765,352, $574,009, $510,243 and $446,464 for the years ended December 31, 1999, 1998,
1997, 1996 and 1995, respectively, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.

Item 6.  Selected Financial Data

         Revenues and net income (loss) information furnished below is for the five years ended December 31, 1999:


                            1999             1998              1997             1996              1995

Rental income         $   3,996,371     $  3,888,213     $   3,846,316     $  3,729,659    $    3,597,317
Net income/(loss)           162,838           40,949           (56,798)        (204,011)         (277,337)
Net income/(loss)
  per Unit                      .32              .08              (.11)            (.40)             (.54)

Total assets             14,636,231       15,470,731        16,405,766       16,735,683        17,589,969
Mortgage loans
  payable                13,953,098       14,177,678        14,385,782       14,202,270        14,387,506

Partners' capital(deficit)  (67,827)         534,703         1,259,106        1,889,913         2,604,167

Cash distribution paid per Unit of assignee limited partnership interest from:

     operations                1.42             1.40              1.13             1.00               .88
     return of capital          .08              .10               -                -                 -

         The above selected financial data should be read in conjunction with the financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, herein.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
                      Results of Operations

Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and to control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligation.

         During 1999, the Partnership maintained a distribution to its partners of 6% on invested capital. Operating net cash flow, as defined in the Partnership Agreement, generated from the three apartment communities totaled $724,551, and funded 95% of the distribution while the balance was funded from reserves. On February 13, 2000, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the 2000 budget, operating cash flow is expected to fully fund a distribution rate of 6% in 2000.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2000.

Results of Operations

         Rental revenues for the three apartment communities increased $108,158, or 2.8%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998 versus an increase of $41,897, or 1% for the year ended
December 31, 1998 compared to the year ended December 31, 1997. The 1999 increase was a result of higher rental rates at each of the properties and increased occupancy levels at both the Columbus and Dayton communities. The average rental rate for the portfolio increased from $572 in 1997 to $589 in 1998 to $600 in 1999, representing an increase of approximately 3% in 1998 and 2% in 1999. Collectively, the properties' average occupancy level increased from 93% in 1997 and 1998, to 94% in 1999. In an effort to improve occupancy levels in 1999, management increased the level of rental concessions for new leases at both the Columbus and Dayton properties. As a result, aggregate revenues for the three properties show marginal growth when compared to each of the prior year periods.

         Management remains diligent in its efforts to control operating expenditures at each the three communities while preserving the invested capital. Total operating expenses, excluding interest charges, depreciation and amortization costs increased by 3.8% in 1999 when compared to 1998 and 4.1% in 1998 compared to 1997. The majority of the increase in 1999 was due to higher compensation and benefits expenses. This increase was due to the higher wages for new and existing employees, and an increase in the number of on site-employees. The increase in operating expenses in 1998 was mainly attributable to higher maintenance and advertising costs.

         The increase in revenues, coupled with slightly higher operating expenses (excluding interest charges, depreciation and amortization) resulted in a slight increase of approximately $30,000 (or 1%) in the net operating income of the combined properties during 1999 when compared to 1998. The properties net operating income decreased slightly by 1% in 1998 when compared to 1997.

         Interest expense on the Partnership's mortgage loans decreased $16,478 during 1999 when compared to 1998, due to amortization of the principal balance. Interest expense decreased $80,718 during 1998 compared to 1997 due to refinancing of the loans in February 1997. Additionally the Partnership made principal payments totaling $224,580 in 1999 versus $208,103 in 1998.

         Capital expenditures for all three communities during 1999 totaled $164,289 and consisted of improvements to the buildings and roofs, curb replacement, asphalt repair, drive path resurfacing, exterior lighting and unit upgrades (including painting, carpet and appliance replacements). Similar improvements to the properties totaled $301,143 and $209,787 in 1998 and 1997 respectively.

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio, was 96% in 1999, representing an increase of 2.5% from 1998. The average market rental rate increased from $577 in 1998 to $587 in 1999. As a result, revenues received at Oakbrook increased by $51,775 in 1999 versus 1998. Management's goal in

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
                   Results of Operations (continued)

Results of Operation (continued)

2000 is to maintain occupancy levels at 95%, while reducing the level of concessions offered at the community.

         At the Woodhills property, in Dayton, Ohio, the average occupancy level in 1999 was 92%, 2% greater than in 1998. The average market rental rate increased from $578 in 1998 to $587 in 1999. As a result, revenues received at Woodhills increased by $22,034 in 1999 versus 1998. Management remains optimistic that the improvement in 1999 will produce improved performance at the community in 2000.

         Deerfield, our Cincinnati, Ohio property maintained occupancy levels of 96% for the second consecutive year. In addition, rental concessions were reduced from $7,295 in 1998 to $4,291 in 1999. The average effective rental rate at the property increased from $607 in 1998 to $625 in 1999. As a result, rental revenues received increased $34,349 in 1999 versus 1998. Management's goal in 2000 is to maintain occupancy levels in excess of 95% while implementing rental rate increases as the market will allow.

         Management is committed to sustaining the positive trends in occupancy levels and rental rates experienced at each of the properties. We are optimistic the recent favorable trends at all three properties can be sustained throughout 2000.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         Inapplicable


Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements:
                                                         Page(s)
                                                  Herein    Annual Report

      Independent Auditors' Report                  11              4
      Independent Auditors' Report                  12
      Balance Sheets                                                6
      Statements of Operations                                      7
      Statements of Partners' Capital (Deficit)                     8
      Statements of Cash Flows                                      9
      Notes to Financial Statements                             10-15
      Financial Statement Schedule
        Schedule III - Real Estate and
        Accumulated Depreciation                 13-14

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

Item 9. Changes in and  Disagreements  with  Accountants  on Accounting and
               Financial Disclosure

         As reported in its Form 8-K filed on November 5, 1999, the Partnership changed its independent auditors in 1999. The Partnership had no disagreements with the prior accountants on accounting or financial disclosure issues.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Partnership are Brown-Benchmark AGP, Inc., the Administrative General Partner, and Benchmark Equities, Inc., the Development General Partner. The Partnership's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partners have primary responsibility for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. The General Partners are responsible for all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership's Partnership Agreement provides for the removal of a General Partner and the election of successor general partners by investors holding a majority of the Units.

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

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

         Daniel P. Riedel, age 60, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes over 30 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 25 years and has held management positions for his entire 35 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Deborah J. Maxson, age 37, has been Treasurer of Benchmark Equities, Inc. and President of Benchmark Properties, Inc. since 1998. Prior to 1998 she was the controller of Benchmark Properties, Inc. from 1988-1998. She has been with Benchmark since 1986. She attended Fort Sterlacom Community College majoring in accounting.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

The Administrative General Partner (continued)

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 51, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 47, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 53, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 43, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 1999, 1998 and 1997, and to be paid to the General Partners and their affiliates at December 31, 1999, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: See Index to Financial Statements and Supplementary Data in Item 8 on page 8, herein.

          2. Financial Statement Schedule: See Index to Financial Statements and Supplementary Data in Item 8 on page 8, herein.

          3. Exhibits:
               (3, 4) Agreement of Limited Partnership on pages 1 through 39 of Exhibit A to the Fund's Registration Statement on Form S-11 (File No. 33-38437) incorporated herein by reference.

               (13)   Annual Report for 1999.

               (23)   Consents of Independent Auditors

     (b)  Reports on Form 8-K:
          The Partnership filed a Form 8-K dated November 5, 1999 to report a change in its certifying accountants.

                          Independent Auditors' Report





The Partners
Brown-Benchmark Properties Limited Partnership:

     Under date of January 21, 2000, we reported on the balance sheet of Brown-Benchmark Properties Limited Partnership as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended as contained in the 1999 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 1999. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/   KPMG LLP

Baltimore, Maryland
January 21, 2000

The Partners
Brown-Benchmark Properties
Limited Partnership

     We have audited the accompanying balance sheet of Brown-Benchmark Properties Limited Partnership at December 31, 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brown-Benchmark Limited Partnership at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP




Baltimore, Maryland
January 27, 1999

             BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP            Page 1
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                  FILE SCHIII


     COLUMN A                      COLUMN B                    C O L U M N    C                                 COLUMN D

                                                                                                              COST CAPITAL
                                                                                                                 SUB. TO
                                                         INITIAL COST TO THE PARTNERSHIP                       ACQUISITION
                                                                                        FURN.                             FURN.
                                                                     BLDG. &            FIX &           BLDG. &          FIX. &
DESCRIPTION                      ENCUMBRANCES         LAND           IMPROV.            EQUIP           IMPROV.           EQUP

WOODHILLS                         $4,234,044         $245,000       $6,608,969         $540,981         $118,511         $253,938
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                           4,137,815          455,000        6,320,080          528,603          143,024          268,373
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                          5,581,239          557,000        8,129,417          669,000           96,567          186,218
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on approx. 19 acres.


                                 $13,953,098       $1,257,000      $21,058,466       $1,738,584         $358,102         $708,529


             BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP           Page 2
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 FILE SCHIII99



     COLUMN A                                       C O L U M N   E               COLUMN F   COLUMN G  COL. H      COLUMN I

                                                 GROSS AMOUNT AT WHICH CARRIED AT
                                                       CLOSE OF PERIOD

                                                            FURN.                                              LIFE ON WHICH DEPREC
                                             BLDG. &        FIX                    ACCUM.     DATE OF   DATE   IN LATEST INC. STMT
DESCRIPTION                       LAND       IMPROV.       EQUIP      TOTAL         DEPR       CONST.   ACQ.        IS COMPUTED

WOODHILLS                       $245,000   $6,727,480    $794,919  $7,767,399   $3,694,745  1987/1988  10/87  Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                                          Pers. prop.-10 yr S/L
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                         455,000    6,463,104     796,976    7,715,080    3,533,907  1987/1988  10/87  Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                                             Pers. prop.-10 yr S/L
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                        557,000    8,225,984     855,218    9,638,202    4,294,970  1988/1989  08/88  Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                                           Pers. prop.-10 yr S/L
223-Unit garden apartment
community on approx. 19 acres.


                              $1,257,000  $21,416,568  $2,447,113  $25,120,681  $11,523,622



(1)                                              1999                            1998                                1997
                                         REAL            ACCUM.          REAL            ACCUM.             REAL            ACCUM.
                                        ESTATE             DEP          ESTATE           DEPREC.           ESTATE           DEPREC.

   BALANCE AT BEGINNING OF PERIOD    $24,956,391      $10,588,999     $24,655,249       $9,578,948       $24,445,462      $8,526,539
      ADDITIONS                          164,290          934,623         301,142        1,010,051           209,787       1,052,409

BALANCE AT CLOSE OF PERIOD           $25,120,681      $11,523,622     $24,956,391      $10,588,999       $24,655,249      $9,578,948


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $25,120,680 AT DECEMBER 31, 1999.

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

                                               BROWN-BENCHMARK PROPERTIES
                                                   LIMITED PARTNERSHIP


DATE:  3/29/00                                 BY:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Administrative General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.

DATE:  3/29/00                                 By:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner

DATE:  3/29/00                                 By:  /s/  Peter E. Bancroft
                                               Peter E. Bancroft
                                               Vice President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/29/00                                 By:  /s/  Terry F. Hall
                                               Terry F. Hall
                                               Secretary
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/29/00                                 By:  /s/  Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Treasurer
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:    3/24/00                               By:  /s/  Daniel P. Riedel
                                               Daniel P. Riedel
                                               Chairman, President and Director
                                               Benchmark Equities, Inc.
                                               Development General Partner



DATE:    3/24/00                               By:  /s/  Deborah J. Maxon
                                               Deborah J. Maxson
                                               Treasurer
                                               Benchmark Equities, Inc.
                                               Development General Partner