Form 10-Q
period 2000-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2000-05-11
CIK 818084

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    March 31, 2000     Commission file number   000-16698

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



                                      INDEX


                                                                               Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                                     1
               Statements of Operations                                           2
               Statements of Partners' Capital (Deficit)                          3
               Statements of Cash Flows                                           4
               Notes to Financial Statements                                     5-6


  Item 2.      Management's Discussion and Analysis of

                      Financial Condition and Results of Operations               7


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk         8

Part II.       Other Information

  Item 1. through Item 6.                                                         8

  Signatures                                                                      9


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets


                                                                   March 31,        December 31,
                                                                     2000               1999
                                                                  (Unaudited)
                                                               ----------------   ----------------
 Assets
    Investment in real estate                                  $    13,364,437    $    13,597,059
    Cash and cash equivalents                                          652,539            541,297
    Other assets

     Accounts receivable, net                                          112,440            157,015
     Prepaid expenses                                                   15,503             15,416
     Escrow for real estate taxes                                      166,504            273,763
     Loan fees, less accumulated amortization
         of $56,847 and $51,681, respectively                           46,515             51,681
                                                               ----------------   ----------------
           Total other assets                                          340,962            497,875
                                                               ----------------   ----------------

           Total assets                                        $    14,357,938    $    14,636,231
                                                               ================   ================



 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                     $       498,130    $       599,642
     Tenant security deposits                                          147,709            143,657
     Due to affiliates                                                  13,551              7,661
     Mortgage loans payable                                         13,894,551         13,953,098
                                                               ----------------   ----------------
           Total liabilities                                        14,553,941         14,704,058
                                                               ----------------   ----------------


     Partners' Capital (Deficit)
       General Partners                                               (217,524)          (214,960)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                             106,332            231,934
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                        (84,911)           (84,901)
         Subordinated Limited Partners                                     100                100
                                                               ----------------   ----------------
           Total partners' capital (deficit)                          (196,003)           (67,827)
                                                               ----------------   ----------------

         Total liabilities and partners' capital (deficit)     $    14,357,938    $    14,636,231
                                                               ================   ================



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Operations
                      For the three months ended March 31,
                                   (Unaudited)


                                                                 2000               1999
                                                           ----------------   ----------------

Revenues

     Rental income                                         $     1,023,282    $       984,111
     Interest income                                                 4,825              3,950
                                                           ----------------   ----------------

                                                                 1,028,107            988,061
                                                           ----------------   ----------------

Expenses

     Compensation and benefits                                     104,332             94,719
     Utilities                                                      80,014             78,503
     Property taxes                                                 91,326             92,589
     Maintenance and repairs                                        59,399             68,918
     Property management fee                                        45,889             44,040
     Advertising                                                    10,019             11,917
     Insurance                                                       8,625              9,002
     Other                                                          11,978             10,338
     Administrative and professional fees                           21,812             17,333
     Interest expense                                              268,594            272,572
     Depreciation of property and equipment                        257,787            257,787
     Amortization of loan fees                                       5,166              4,098
                                                           ----------------   ----------------

                                                                   964,941            961,816
                                                           ----------------   ----------------

Net income                                                 $        63,166    $        26,245
                                                           ================   ================




Net income per unit of assignee limited
    partnership interest - basic                           $          0.12    $          0.05
                                                             ==============     ==============




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                    Statements of Partners' Capital (Deficit)
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                         Assignor Limited Partner
                                                       -----------------------------
                                                       Assignment
                                                       of Limited       Limited       Subordinated
                                         General       Partnership    Partnership       Limited
                                        Partners        Interests      Interests       Partners          Total
                                     --------------  --------------  -------------- --------------  --------------

Balance at December 31, 1999         $    (214,960)  $     231,934   $     (84,901) $         100   $     (67,827)

Net income                                   1,263          61,898               5              -          63,166

Distributions to partners                   (3,827)       (187,500)            (15)             -        (191,342)
                                     --------------  --------------  -------------- --------------  --------------

Balance at March 31, 2000            $    (217,524)  $     106,332   $      (84,911) $         100   $    (196,003)
                                     ==============  ==============  ============== ==============  ==============





Balance at December 31, 1998         $    (202,910)  $     822,367   $      (84,854) $         100   $     534,703

Net income                                     525          25,718               2              -          26,245

Distributions to partners                   (3,827)       (187,500)            (15)             -        (191,342)
                                     --------------  --------------  -------------- --------------  --------------

Balance at March 31, 1999            $    (206,212)  $     660,585   $      (84,867) $         100   $     369,606
                                     ==============  ==============  ============== ==============  ==============




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)


                                                                                2000                 1999
                                                                          ----------------     ----------------

Cash flows from operating activities
    Net income                                                            $        63,166      $        26,245
    Adjustments to reconcile net income
     to net cash provided by operating activities
       Depreciation of property and equipment                                     257,787              257,787
       Amortization of loan fees                                                    5,166                4,098
       Changes in assets and liabilities
         Decrease (increase)  in accounts receivable                               44,575               (5,248)
         Decrease (increase) in prepaid expenses                                      (87)                 939
         Decrease (increase) in escrow for real estate taxes                      107,259              (47,889)
         (Decrease) increase in accounts payable and accrued expenses            (101,512)               3,049
         Increase in due to affiliates                                              5,890                3,764
         Increase in tenant security deposits                                       4,052                1,364
                                                                          ----------------     ----------------

Net cash provided by operating activities                                         386,296              244,109
                                                                          ----------------     ----------------

Cash flows from investing activities-
    additions to investment in real estate                                        (25,165)             (36,385)
                                                                          ----------------     ----------------

Cash flows from financing activities
    Distributions to partners                                                    (191,342)            (191,342)
    Mortgage loan principal reduction                                             (58,547)             (54,568)
                                                                          ----------------     ----------------

Net cash used in financing activities                                            (249,889)            (245,910)
                                                                          ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                              111,242              (38,186)
Cash and cash equivalents
    Beginning of period                                                           541,297              668,208
                                                                          ----------------     ----------------

    End of period                                                         $       652,539      $       630,022
                                                                          ================     ================



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             March 31, 2000 and 1999


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1999 Annual Report.

NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:


                                              March 31, 2000       December 31, 1999
         Land                                  $  1,257,000             $  1,257,000
         Buildings                               21,416,568               21,416,568
         Furniture, fixtures
            and equipment                         2,472,278                2,447,113
                                                 25,145,846               25,120,681
         Less: accumulated depreciation          11,781,409               11,523,622
         Total                                  $13,364,437              $13,597,059


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximates market value at March 31, 2000 and December 31, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $13,551 and $9,208 during the quarters ended March 31, 2000 and 1999, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $45,889 and $44,040 during the quarters ended March 31, 2000 and 1999, respectively. At March 31, 2000, accounts receivable includes short-term advances to an affiliate of the Development General Partner of $89,160.

NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans on the Properties bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25- year amortization schedule with a balloon payment due at maturity.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             March 31, 2000 and 1999



NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended March 31, 2000 and 1999.

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

         On or about May 11, 2000, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution is from the operations of the three apartment properties. Based on the operating results through March, and the budget for the remainder of the year, operating cash flow during 2000 is expected to fully fund a distribution rate of 6%.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2000.

Results of Operations

         First quarter 2000 revenues increased by approximately $40,000 or (4%) when compared to revenues for the first quarter of 1999. The increase in revenues is a result of an increase in rental income at all three properties. The most significant revenue increase was achieved at the Cincinnati property.

         First quarter 2000 operating expenses, excluding interest charges, depreciation and amortization costs, increased approximately $6,000 or (1%) versus similar expenses for the first quarter of 1999.

         Due to the proportionately larger increase in revenues versus operating expenses through the first quarter of 2000, the aggregate net operating income, increased $34,011 or 6% when compared to the first quarter of 1999.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 91% through the first quarter of 2000, unchanged from the first quarter of 1999. The apartment sub-market where Woodhills is located has an average occupancy of 90%. Revenues for the first quarter of 2000 were $9,914 higher than in 1999 due to slightly lower rental concessions and modest rental rate increases. Market rents have increased from $514 in the first quarter of 1999 to $531 in the first quarter of 2000. The Dayton apartment rental market remains competitive and no significant rental rate increases are expected in the immediate future.

         The rental market in Cincinnati remains strong. The average occupancy level at the Deerfield property was 95% through the first quarter of 2000, which is a 1% increase when compared to the first quarter of 1999. The average rental rate at the community has increased from $578 in the first quarter of 1999 to $616 in the first quarter of 2000. Due to occupancy and rental rate increases, revenues for the first quarter of 2000 increased $25,099 when compared to the first quarter of 1999. The Cincinnati market continues to be strong and rents will be increased as the market allows.

         At Oakbrook, in Columbus, Ohio, occupancy levels averaged 97% through the first quarter of 2000, unchanged from the first quarter of 1999. The average rental rates increased from $570 in the first quarter of 1999 to $578 in the first quarter of 2000. Revenues for the first quarter of 2000 increased $4,158 when compared to 1999, due primarily to selective rental increases on certain unit types. Management's focus during the second quarter of the year will be on increasing rents on all unit types and keeping expenses at or below budget.

         Management achieved positive financial performance at all three properties. The 6% increase in net operating income, along with the ability to stay within operating budgets has allowed the properties to show some marked gains in the first quarter of 2000 over the similar period in 1999. Management is committed to sustaining these improved financial gains, while examining new ways to exceed budgeted results.

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

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  On May 8, 2000, the Partnership received a copy of the Tender Offer Statement on Schedule TO, filed with the SEC on May 5, 2000, relating to the offer by certain entities controlled by McKenzie Patterson, Inc. to purchase for cash up to 125,000 assignee units of limited partnership interests ("Units") in the Partnership at a purchase price of $12 per Unit. Such tender offer is currently under consideration by the Partnership's administrative general partners.

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

                                         BROWN-BENCHMARK PROPERTIES
                                                 LIMITED PARTNERSHIP



DATE:       5/11/00                      By:    /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner



DATE:       5/11/00                      By:    /s/     Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner