Form 10-Q
period 2000-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2000-08-07
CIK 818084

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended     June 30, 2000     Commission file number   000-16698

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



                                      INDEX


                                                                                 Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                                        1
               Statements of Operations                                              2
               Statements of Partners' Capital (Deficit)                             3
               Statements of Cash Flows                                              4
               Notes to Financial Statements                                       5-6


  Item 2.      Management's Discussion and Analysis of

                      Financial Condition and Results of Operations                  7


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk            8

Part II.       Other Information

  Item 1. through Item 6.                                                            8

  Signatures                                                                         9

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets


                                                                                   June 30,         December 31,
                                                                                     2000               1999
                                                                                  (Unaudited)
                                                                               ----------------   ----------------

 Assets

    Investment in real estate                                                  $    13,137,979    $    13,597,059
    Cash and cash equivalents                                                          703,632            541,297
    Other assets

     Accounts receivable, net                                                           55,571            157,015
     Prepaid expenses                                                                   17,626             15,416
     Escrow for real estate taxes                                                      185,023            273,763
     Loan fees, less accumulated amortization
         of $62,013 and $51,681, respectively                                           41,349             51,681
                                                                               ----------------   ----------------
           Total other assets                                                          299,569            497,875
                                                                               ----------------   ----------------

           Total assets                                                        $    14,141,180    $    14,636,231
                                                                               ================   ================




 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                                     $       523,260    $       599,642
     Tenant security deposits                                                          147,387            143,657
     Due to affiliates                                                                  13,788              7,661
     Mortgage loans payable                                                         13,834,869         13,953,098
                                                                               ----------------   ----------------
           Total liabilities                                                        14,519,304         14,704,058
                                                                               ----------------   ----------------


     Partners' Capital (Deficit)
       General Partners                                                               (221,166)          (214,960)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                                             (72,133)           231,934
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                                        (84,925)           (84,901)
         Subordinated Limited Partners                                                     100                100
                                                                               ----------------   ----------------
           Total partners' capital (deficit)                                          (378,124)           (67,827)
                                                                               ----------------   ----------------

         Total liabilities and partners' capital (deficit)                     $    14,141,180    $    14,636,231
                                                                               ================   ================

                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Operations

                                   (Unaudited)


                                                    Three months ended                    Six months ended
                                            ---------------------------------    ---------------------------------

                                                June 30,         June 30,            June 30,         June 30,
                                                  2000             1999                2000             1999
                                            ----------------  ---------------    ---------------- ----------------


Revenues

     Rental income                          $     1,036,782          998,792     $     2,060,065  $     1,982,903      $
     Interest income                                  7,559            3,781              12,384            7,731
                                            ----------------  ---------------    ---------------- ----------------

                                                  1,044,341        1,002,573           2,072,449        1,990,634
                                            ----------------  ---------------    ---------------- ----------------

Expenses

     Compensation and benefits                      117,261          119,524             221,593          214,243
     Utilities                                       78,216           66,967             158,230          145,470
     Property taxes                                  91,326           92,589             182,652          185,178
     Maintenance and repairs                        118,633          114,391             178,031          183,310
     Property management fee                         46,680           45,151              92,569           89,192
     Advertising                                     10,953           11,925              20,972           23,842
     Insurance                                        8,625            9,000              17,250           18,002
     Other                                           13,149           14,880              25,127           25,218
     Administrative  and professional fees           19,866           16,640              41,679           33,971
     Interest expense                               267,460          271,742             536,053          544,315
     Depreciation of property and
       equipment                                    257,787          257,787             515,574          515,574
     Amortization of loan fees                        5,166            4,098              10,332            8,196
                                            ----------------  ---------------    ---------------- ----------------

                                                  1,035,122        1,024,694           2,000,062        1,986,511
                                            ----------------  ---------------    ---------------- ----------------

Net income (loss)                           $         9,219          (22,121)    $        72,387  $         4,123      $
                                            ================  ===============    ================ ================



Net income(loss) per unit of assignee
    limited partnership interest - basic    $          0.02            (0.04)    $          0.14  $          0.01      $
                                            ================  ===============    ================ ================

                 See accompanying notes to financial statements

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                    Statements of Partners' Capital (Deficit)
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                         Assignor Limited Partner

                                                       -----------------------------
                                                       Assignment

                                                       of Limited       Limited       Subordinated
                                         General       Partnership    Partnership       Limited
                                        Partners        Interests      Interests       Partners          Total
                                     --------------  --------------  -------------- --------------  --------------


Balance at December 31, 1999         $    (214,960)  $     231,934         (84,901) $         100   $     (67,827)
Net income                                   1,448          70,933               6              -          72,387

Distributions to partners                   (7,654)       (375,000)            (30)             -        (382,684)
                                     --------------  --------------  -------------- --------------  --------------

Balance at June 30, 2000             $    (221,166)  $     (72,133)        (84,925) $         100   $    (378,124)
                                     ==============  ==============  ============== ==============  ==============





Balance at December 31, 1998         $    (202,910)  $     822,367         (84,854) $         100   $     534,703

Net income                                      83           4,040               -                          4,123

Distributions to partners                   (7,654)       (375,000)            (30)             -        (382,684)
                                     --------------  --------------  -------------- --------------  --------------

Balance at June 30, 1999             $    (210,481)  $     451,407         (84,884) $         100   $     156,142
                                     ==============  ==============  ============== ==============  ==============


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Cash Flows

                        For the six months ended June 30,
                                   (Unaudited)


                                                                                     2000                 1999
                                                                               ----------------     ----------------

Cash flows from operating activities
    Net income                                                                 $        72,387      $         4,123
    Adjustments to reconcile net income
     to net cash provided by operating activities
       Depreciation of property and equipment                                          515,574              515,574
       Amortization of loan fees                                                        10,332                8,196
       Changes in assets and liabilities
         Decrease in accounts receivable                                               101,444                7,081
         Increase in prepaid expenses                                                   (2,210)              (1,233)
         Decrease in escrow for real estate taxes                                       88,740              117,417
         Decrease in accounts payable and accrued expenses                             (76,382)            (109,759)
         Increase in due to affiliates                                                   6,127                5,524
         Increase in tenant security deposits                                            3,730                5,146
                                                                               ----------------     ----------------

Net cash provided by operating activities                                              719,742              552,069
                                                                               ----------------     ----------------

Cash flows from investing activities-
    additions to investment in real estate                                             (56,494)             (98,917)
                                                                               ----------------     ----------------

Cash flows from financing activities
    Distributions to partners                                                         (382,684)            (382,684)
    Mortgage loan principal reduction                                                 (118,229)            (109,967)
                                                                               ----------------     ----------------

Net cash used in financing activities                                                 (500,913)            (492,651)
                                                                               ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                   162,335              (39,499)
Cash and cash equivalents
    Beginning of period                                                                541,297              668,208
                                                                               ----------------     ----------------

    End of period                                                              $       703,632      $       628,709
                                                                               ================     ================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             June 30, 2000 and 1999


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

NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                        June 30, 2000         December 31, 1999
                                       --------------         -----------------

  Land                                  $  1,257,000             $  1,257,000
  Buildings                               21,416,568               21,416,568
  Furniture, fixtures
     and equipment                         2,503,607                2,447,113
                                         -----------               ----------
                                          25,177,175               25,120,681
  Less: accumulated depreciation          12,039,196               11,523,622
                                         -----------              -----------
  Total                                  $13,137,979              $13,597,059
                                         ===========              ===========


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximates market value at June 30, 2000 and December 31, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $13,788 and $10,968 during the quarters ended June 30, 2000 and 1999, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $46,680 and $45,151 during the quarters ended June 30, 2000 and 1999, respectively.

At June 30, 2000, accounts receivable includes short-term advances to an affiliate of the Development General Partner of $36,108.

NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans on the Properties bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at maturity.

NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST
---------------------------------------------------------------------

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the quarters ended June 30, 2000 and 1999.

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

     On or about August 11, 2000, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution is from the operations of the three apartment properties. Based on the operating results through June, and the budget for the remainder of the year, operating cash flow during 2000 is expected to fully fund a distribution rate of 6%.

     The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2000.

Results of Operations

     Second quarter 2000 revenues increased by $41,768 (4%) when compared to revenues during the second quarter of 1999. Through the first half of 2000, revenues increased by $81,815 (4%) when compared to those revenues for the first half of 1999. The increase in revenues through the first half of the year is a result of higher rental rates achieved at the properties as the aggregate occupancy level of the portfolio was unchanged at approximately 92%.

     Second quarter operating expenses, excluding interest charges, depreciation and amortization costs, increased $13,642 (3%) versus similar expenses incurred during the second quarter of 1999. Through the first half of the year, similar expenses have increased $19,677 (2%), versus 1999. Operating costs are expected to increase modestly during the second half of the year due to the exterior painting of the properties.

     Due to the proportionately larger increase in revenues versus operating expenses (excluding interest charges, depreciation and amortization costs) through the first half of 2000, the aggregate net operating income of the three properties increased $62,138 (6%) when compared to the first half of 1999.

     Occupancy levels at Woodhills, in Dayton, Ohio, averaged 93% during the second quarter of 2000. Revenues through the first half of the year were $29,384 (5%) higher than those in 1999 due to lower rental concessions and modest rental rate increases. The Dayton apartment rental market has improved and rental rates have increased as a result. Market rental rates have increased from $565 during the second quarter of 1999 to $592 during the second quarter of 2000, representing an increase of approximately 5%. Management will continue to implement rate increases as the market allows.

     The rental market in Cincinnati remains strong. The average occupancy level at the Deerfield property was 96% during the second quarter of 2000 representing a 1% increase when compared to the second quarter of 1999. The average rental rate at the community has increased from $623 during the second quarter of 1999 to $665 in the second quarter of 2000, representing an increase of 7%. Due to occupancy and rental rate increases, revenues during the first half of 2000 increased $40,427 when compared to the first half of 1999. The Cincinnati market continues to be strong and rents will be increased as the market allows.

     At Oakbrook, in Columbus, Ohio, occupancy levels averaged 95% during the second quarter of 2000, down from 97% during the second quarter of 1999. Management has been successful in maintaining high occupancy levels at the property in a competitive market. The average rental rates increased from $575 in the second quarter of 1999 to $591 during the second quarter of 2000, representing an increase of 3%. Revenues through the first half of 2000 increased $7,351 (1%) when compared to 1999. Management's focus during the second half of the year will be on increasing rents on all unit types and keeping expenses at or below budget.

     The General Partners are committed to sustaining the positive financial performance achieved at each of the three properties.

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

     This tender offer was amended on June 2, 2000 to extend the expiration date to July 3, 2000 and increase the purchase price to $15 per Unit. The tender offer expired on July 3, 2000 resulting in the offeror acquiring 24,000 Units. The purchasers now hold an aggregate of approximately 32,360 Units or 6.47% of outstanding Units.

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

                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:                                    By:
                                                  John M. Prugh
                                                  President and Director
                                                  Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner



DATE:                                    By:
                                                  Timothy M. Gisriel
                                                  Treasurer
                                                  Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner