Form 10-Q
period 2000-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2000-11-13
CIK 818084

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended     September 30, 2000     Commission file number   000-16698

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



                                      INDEX


                                                                                Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                                       1
               Statements of Operations                                             2
               Statements of Partners' Capital (Deficit)                            3
               Statements of Cash Flows                                             4
               Notes to Financial Statements                                        5


  Item 2.      Management's Discussion and Analysis of

                      Financial Condition and Results of Operations                 6


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk           7

Part II.       Other Information

  Item 1. through Item 6.                                                           7

Signatures                                                                          8

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets


                                                                    September 30,      December 31,
                                                                        2000               1999
                                                                     (Unaudited)
                                                                  ----------------   ----------------

 Assets

    Investment in real estate                                     $    12,912,429    $    13,597,059
    Cash and cash equivalents                                             651,570            541,297
    Other assets

     Accounts receivable, net                                              13,946            157,015
     Prepaid expenses                                                       9,790             15,416
     Escrow for real estate taxes                                         179,241            273,763
     Loan fees, less accumulated amortization
         of $67,179 and $51,681, respectively                              36,183             51,681
                                                                  ----------------   ----------------
           Total other assets                                             239,160            497,875
                                                                  ----------------   ----------------

           Total assets                                           $    13,803,159    $    14,636,231
                                                                  ================   ================




 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                        $       487,686    $       599,642
     Tenant security deposits                                             130,896            143,657
     Due to affiliates                                                      7,892              7,661
     Mortgage loans payable                                            13,774,031         13,953,098
                                                                  ----------------   ----------------
           Total liabilities                                           14,400,505         14,704,058
                                                                  ----------------   ----------------


     Partners' Capital (Deficit)
       General Partners                                                  (225,550)          (214,960)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                               (286,953)           231,934
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                           (84,943)           (84,901)
         Subordinated Limited Partners                                        100                100
                                                                  ----------------   ----------------
           Total partners' capital (deficit)                             (597,346)           (67,827)
                                                                  ----------------   ----------------

         Total liabilities and partners' capital (deficit)        $    13,803,159    $    14,636,231
                                                                  ================   ================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Operations
                                   (Unaudited)

                                                    Three months ended                   Nine months ended
                                            ---------------------------------    ---------------------------------
                                              September 30,    September 30,       September 30,    September 30,
                                                  2000             1999                2000             1999
                                            ----------------  ---------------    ---------------- ----------------

Revenues

     Rental income                          $     1,015,124        1,010,919     $     3,075,189  $     2,993,822
     Interest income                                  6,995            3,283              19,378           11,014
                                            ----------------  ---------------    ---------------- ----------------

                                                  1,022,119        1,014,202           3,094,567        3,004,836
                                            ----------------  ---------------    ---------------- ----------------

Expenses

     Compensation and benefits                      113,029          109,876             334,622          324,119
     Utilities                                       75,103           73,835             233,334          219,305
     Property taxes                                  91,326           92,589             273,978          277,767
     Maintenance and repairs                        137,607           89,007             315,638          272,317
     Property management fee                         45,704           45,963             138,273          135,154
     Advertising                                     12,322           12,027              33,295           35,869
     Insurance                                        8,625            8,153              25,875           26,154
     Other                                           13,668           11,527              38,794           36,745
     Administrative  and professional fees           23,358           13,417              65,035           47,390
     Interest expense                               266,303          270,798             802,357          815,113
     Depreciation of property and
       equipment                                    257,787          257,787             773,361          773,361
     Amortization of loan fees                        5,166            4,098              15,498           12,294
                                            ----------------  ---------------    ---------------- ----------------

                                                  1,049,998          989,077           3,050,060        2,975,588
                                            ----------------  ---------------    ---------------- ----------------

Net income (loss)                           $       (27,879)          25,125     $        44,507  $        29,248
                                            ================  ===============    ================ ================


Net income(loss) per unit of assignee
    limited partnership interest - basic    $         (0.05)            0.05     $          0.09  $          0.06
                                            ================  ===============    ================ ================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                    Statements  of  Partners'  Capital  (Deficit)  For the  nine months ended September 30, 2000 and 1999

                                   (Unaudited)


                                                         Assignor Limited Partner

                                                       -----------------------------
                                                       Assignment

                                                       of Limited       Limited       Subordinated
                                         General       Partnership    Partnership       Limited
                                        Partners        Interests      Interests       Partners          Total
                                     --------------  --------------  -------------- --------------  --------------



Balance at December 31, 1999         $    (214,960)  $     231,934         (84,901) $         100   $     (67,827)

Net income                                     891          43,613               3              -          44,507

Distributions to partners                  (11,481)       (562,500)            (45)             -        (574,026)
                                     --------------  --------------  -------------- --------------  --------------

Balance at September 30, 2000        $    (225,550)  $    (286,953)        (84,943) $         100   $    (597,346)
                                     ==============  ==============  ============== ==============  ==============





Balance at December 31, 1998         $    (202,910)  $     822,367         (84,854) $         100   $     534,703

Net income                                     585          28,663               -              -          29,248

Distributions to partners                  (11,481)       (562,500)            (45)             -        (574,026)
                                     --------------  --------------  -------------- --------------  --------------

Balance at September 30, 1999        $    (213,806)  $     288,530         (84,899) $         100   $     (10,075)
                                     ==============  ==============  ============== ==============  ==============



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                         2000                 1999
                                                                   ----------------     ----------------

Cash flows from operating activities
    Net income                                                     $        44,507      $        29,248
    Adjustments to reconcile net income
     to net cash provided by operating activities
       Depreciation of property and equipment                              773,361              773,361
       Amortization of loan fees                                            15,498               12,294
       Changes in assets and liabilities
         Decrease in accounts receivable                                   143,069                2,883
         Decrease in prepaid expenses                                        5,626                6,920
         Decrease in escrow for real estate taxes                           94,522               16,763
         Decrease in accounts payable and accrued expenses                (111,956)             (49,292)
         Increase in due to affiliates                                         231                3,060
         (Decrease) increase in tenant security deposits                   (12,761)               4,722
                                                                   ----------------     ----------------

Net cash provided by operating activities                                  952,097              799,959
                                                                   ----------------     ----------------

Cash flows from investing activities-
    additions to investment in real estate                                 (88,731)            (144,077)
                                                                   ----------------     ----------------

Cash flows from financing activities
    Distributions to partners                                             (574,026)            (574,026)
    Mortgage loan principal reduction                                     (179,067)            (166,310)
                                                                   ----------------     ----------------

Net cash used in financing activities                                     (753,093)            (740,336)
                                                                   ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                       110,273              (84,454)
Cash and cash equivalents
    Beginning of period                                                    541,297              668,208
                                                                   ----------------     ----------------

    End of period                                                  $       651,570      $       583,754
                                                                   ================     ================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           September 30, 2000 and 1999



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

NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:


                                              September 30, 2000       December 31, 1999

         Land                                    $  1,257,000             $  1,257,000
         Buildings                                 21,416,568               21,416,568
         Furniture, fixtures
            and equipment                           2,535,844                2,447,113
                                                    ---------                ---------
                                                   25,209,412               25,120,681
         Less accumulated depreciation             12,296,983               11,523,622
                                                   ----------               ----------
         Total                                    $12,912,429              $13,597,059
                                                  ===========              ===========

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximates market value at September 30, 2000 and December 31, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $7,892 and $8,504 during the quarters ended September 30, 2000 and 1999, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $45,704 and $45,963 during the three months ended September 30, 2000 and 1999, respectively, and $138,273 and $135,154 during the nine months ended September 30, 2000 and 1999, respectively.

NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans on the Properties bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at maturity.

NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the three and nine months ended September 30, 2000 and 1999.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and to control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations in 2000.

         On November 13, 2000, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution is generated primarily from third quarter operations of the three apartment properties, along with Partnership reserves. Based on the operating results through the third quarter, and the budget for the remainder of the year, operating cash flow during 2000 is expected to fully fund a distribution rate of 6%.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2000.

Results of Operations

         Third quarter 2000 revenues increased by $7,917 (1%) when compared to revenues during the third quarter of 1999. Through the third quarter of 2000, revenues increased by $89,731 (3%) when compared to those revenues through the third quarter of 1999. The increase in revenues through the third quarter of the year is a result of higher rental rates achieved at the properties as the aggregate occupancy level of the portfolio was unchanged at approximately 94%.

         Third quarter operating expenses, excluding interest charges, depreciation and amortization costs, increased $64,348 (14%) versus similar expenses incurred during the third quarter of 1999. Through the first nine months of the year, similar expenses have increased $84,024 (6%), versus 1999. These increases are due primarly to exterior painting of the properties in the third quarter of 2000.

         Through the first nine months of the year, the aggregate net operating income of the three properties (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) was essentially flat when compared to the first nine months of 1999. The increase in revenues through September 2000, was largely offset by increased operating expenses (mainly related to the exterior painting).

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 92% during the third quarter of 2000. Revenues through the first nine months of the year were $45,450 (5%) higher than those in 1999 due to lower rental concessions and modest rental rate increases. The Dayton apartment rental market has improved and rental rates have increased as a result. Market rental rates have increased from $566 during the third quarter of 1999 to $599 during the third quarter of 2000, representing an increase of approximately 6%. Management will continue to implement rate increases as the market allows.

         The rental market in Cincinnati remains strong. The average occupancy level at the Deerfield property was 94% during the third quarter of 2000. The average rental rate at the community has increased from $626 during the third quarter of 1999 to $642 in the third quarter of 2000, representing an increase of 3%. Due to occupancy and rental rate increases, revenues through the first nine months of 2000 increased $36,853 when compared to the first nine months of 1999. The Cincinnati market continues to be strong and rents will be increased as the market allows.

         At Oakbrook, in Columbus, Ohio, occupancy levels decreased to 90% during the third quarter, down from 95% during the second quarter of 2000. Management has been successful in improving the occupancy trend recently and we expect the property's fourth quarter occupancy level to rise to 93%. While the rental market in Columbus remains competitive, the average rental rates have increased from $581 during the third quarter of 1999 to $599 during the third quarter of 2000, representing an increase of 3%. Revenues through the first nine months of 2000 decreased $936 when compared to 1999 due to lower occupancy levels. Management's focus during the fourth quarter will be on improving occupancy levels while maintaining current rental rates.

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

                                         BROWN-BENCHMARK PROPERTIES
                                                          LIMITED PARTNERSHIP



DATE:  11/10/00                            By:   /s/  John M. Prugh
                                                  John M. Prugh
                                                  President and Director
                                                  Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner



DATE:  11/10/00                            By:   /s/   Timothy M. Gisriel
                                                  Timothy M. Gisriel
                                                  Treasurer
                                                  Brown-Benchmark AGP, Inc.
                                                  Administrative General Partner