Form 10-K
period 2000-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2001-03-28
CIK 818084

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

                   For the fiscal year ended December 31, 2000

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

                      Yes     X                      No

     As of December 31, 2000, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2000 is incorporated by reference.

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

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 2000 was $25,243,830 before depreciation charges, of which approximately 54% was funded by long-term loans.

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

Item 2.  Properties

         The Partnership owns land and improvements as described below:

                                                                                Gross Investment        2000
Name and Location                Description of Properties                         in Property      Rental Income

Woodhills                        Approximately  15 acres as a 186-unit             $7,801,550         $1,232,206
West Carrollton,                 multifamily  community,  consisting of 12
Montgomery County,               one-story villas, 54 two-story town-houses,
Ohio                             5 three-story garden-style buildings
                                 containing 120 units, a swimming pool,
                                 volleyball court, and a clubhouse.


Oakbrook                         Approximately  22 acres as a 181-unit
Reynoldsburg,                    multifamily  community,  consisting of 20         $7,771,045         $1,210,495
Franklin County, Ohio            one-story villas, 81 two-story townhouses,
                                 5 two-story  garden-style  buildings
                                 containing 80 units, a swimming pool,
                                 volleyball court and a clubhouse.


Deerfield                        Approximately  19 acres as a 223-unit
Union Township                   multifamily  community,  consisting of 32
(Greater Cincinnati area)        one- and two-story apartment buildings,           $9,671,235         $1,638,984
Clermont County, Ohio            a swimming pool, volleyball court and a
                                 clubhouse.


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

         As of December 31, 2000, there were 475 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Annual distributions of cash to the investors were $765,368, $765,368, $765,352, $574,009 and $510,243 for the years ended December 31, 2000, 1999,
1998, 1997 and 1996, respectively, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

         Revenues and net income (loss) information furnished below is for the five years ended December 31, 2000:

                            2000             1999              1998             1997              1996

Rental income         $   4,081,685     $  3,996,371     $   3,888,213     $  3,843,316    $    3,729,659
Net income/(loss)           149,434          162,838            40,949          (56,798)         (204,011)
Net income/(loss)
  per Unit                      .29              .32               .08             (.11)             (.40)

Total assets             13,754,230       14,636,231        15,470,731       16,405,766        16,735,683
Mortgage loans
  payable                13,710,478       13,953,098        14,177,678       14,385,782        14,202,270

Partners' capital
(deficit)                  (683,761)         (67,827)          534,703        1,259,106         1,889,913

Cash distribution paid per Unit of assignee limited partnership interest from:
     operations                1.45             1.42              1.40             1.13              1.00
     return of capital          .05              .08               .10                -                 -

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

         During 2000, the Partnership maintained a distribution to its partners of 6% on invested capital. Operating net cash flow, as defined in the Partnership Agreement, generated from the three apartment communities totaled $737,661, and funded 96% of the distribution while the balance was funded from reserves. On February 14, 2001, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the 2001 budget, operating cash flow is expected to fully fund a distribution rate of 6% in 2000.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2001.

Results of Operations

         Rental revenues for the three apartment communities increased $85,314, or 2.1%, for the year ended December 31, 2000 as compared to the year ended
December 31, 1999 versus an increase of $108,158, or 2.8% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The 2000 increase was a result of higher rental rates at each of the properties resulting in revenue growth despite a slight decrease in aggregate occupancy levels. The average monthly rental rate for the portfolio has increased from $589 in 1998 to $600 in 1999 to $617 in 2000, representing an increase of approximately 2% in 1999 and 3% in 2000. Collectively, the properties' average occupancy level has fluctuated between 93% and 94% since 1998. As a result, aggregate revenues for the three properties show marginal growth when compared to each of the prior year periods.

         Management remains diligent in its efforts to control operating expenditures at each the three communities while preserving the invested capital. Total operating expenses, excluding interest charges, depreciation and amortization costs, increased by 7.1% in 2000 when compared to 1999 and 3.8% in 1999 compared to 1998. The majority of the increase in 2000 was due to higher maintenance and repair costs that included the exterior painting of a portion of the communities. The increase in operating expenses in 1999 was due to higher compensation and benefits expenses. This increase was due to higher wages for new and existing employees and an increase in the number of on-site employees.

         The proportionately larger increase in operating expenses (excluding interest charges, depreciation and amortization) versus revenues during 2000 when compared to 1999 resulted in a slight decrease of approximately $33,000 (or 1.5%) in the combined properties' net operating income. The properties' net operating income increased by 1% in 1999 when compared to 1998.

         Interest expense on the Partnership's mortgage loans decreased $18,039 and $16,478 in 2000 and 1999 respectively, due to amortization of the principal balance. Additionally, the Partnership made principal payments totaling $242,620 in 2000 versus $224,580 in 1999.

         Capital expenditures for all three communities during 2000 totaled $123,149 and consisted primarily of carpet replacements and upgrades to the unit interiors. Similar improvements to the properties totaled $164,289 and $301,143 in 1999 and 1998 respectively.

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio, was 93% in 2000, down from 96% in 1999. The decrease in occupancy resulted from increased competition from new communities that opened during 2000. The average market rental rate increased from $587 in 1999 to $599 in 2000. As a result, revenues received at Oakbrook decreased by $13,344 in 2000 versus 1999. Management's goal in 2001 is to achieve and maintain occupancy levels at 95%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operation (continued)

         At the Woodhills property, in Dayton, Ohio, the average occupancy level in 2000 was 92%, unchanged from 1999. The average market rental rate increased from $587 in 1999 to $607 in 2000 and rental concessions were decreased from $48,000 in 1999 to $28,000 in 2000. As a result, revenues received at Woodhills increased by $62,372 in 2000 versus 1999. Management remains optimistic that the improvement achieved in 2000 will continue at the community in 2001.

         Deerfield, our Cincinnati, Ohio property, achieved an occupancy level of 95% in 2000 versus 96% in 1999. The average effective rental rate at the property increased from $625 in 1999 to $641 in 2000. As a result, rental revenues received increased $36,062 in 2000 versus 1999. Management's goal in 2001 is to maintain occupancy levels in excess of 95% while implementing rental rate increases as the market will allow.

         During 2001, management will strive to improve the portfolio's net operating income by achieving revenue growth (through increased rental rates and occupancy levels) while controlling operating expenditures. We are optimistic these efforts will be successful in the upcoming year.


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

         The directors and executive officers of the General Partners are as follows:

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

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

         Daniel P. Riedel, age 61, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes over 30 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 26 years and has held management positions for his entire 36 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Deborah J. Maxson, age 38, has been Treasurer of Benchmark Equities, Inc. and President of Benchmark Properties, Inc. since 1998. Prior to 1998 she was the Controller of Benchmark Properties, Inc. from 1988-1998. She has been with Benchmark since 1986. She attended Fort Sterlacom Community College majoring in accounting.

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

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 52, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 48, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 54, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 44, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following are known to the Partnership to own beneficially more than 5% of the outstanding assignee units of limited partnership interest of the Partnership.

                                                             Amount of Nature of
Title of Class             Name of Beneficial Owner          Beneficial Ownership*     Percent of Class

Assignee Units             Equity Resources Group, Inc.             33,500                    6.7%
of Limited                 14 Story Street
Partnership Interest       Cambridge,  MA 02138

Assignee Units             McKenzie Patterson, Inc                  34,830                    6.9%
of  Limited                1640 School Street
Partnership Interest       Moraga, CA 94556

         *The cumulative assignee units of limited partnership disclosed above are owned by multiple entities that are controlled by the above named beneficial owners.

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


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2000, 1999 and 1998, and to be paid to the General Partners and their affiliates at December 31, 2000, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements: See Index to Financial Statements and Supplementary Data in Item 8 on page 8, herein.

         2. Financial Statement Schedule: See Index to Financial Statements and Supplementary Data in Item 8 on page 8, herein.

         3. Exhibits:
               (3, 4) Agreement of Limited Partnership on pages 1 through 39 of Exhibit A to the Fund's Registration Statement on Form S-11 (File No. 33-38437) incorporated herein by reference.

               (13)   Annual Report for 2000.
               (23)   Consents of Independent Auditors
                     (b)  Reports on Form 8-K:  None.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Brown-Benchmark Properties Limited Partnership:

Under date of January 19, 2001, we reported on the balance sheets of Brown-Benchmark Properties Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended as contained in the 2000 Annual Report. These financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               /s/ KPMG LLP



Baltimore, Maryland
January 19, 2001

                          INDEPENDENT AUDITORS' REPORT

The Partners
Brown-Benchmark Properties
Limited Partnership

We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Brown-Benchmark Properties Limited Partnership for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brown-Benchmark Properties Limited Partnership for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                            /s/ Ernst & Young LLP


Baltimore, Maryland
January 27, 1999

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                           Page 1
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
FILE  SCHIII



           COLUMN A                 COLUMN B                   COLUMN C                         COLUMN D
--------------------------------------------------------------------------------------------------------------------
                                                                                              COST CAPITAL
                                                                                                 SUB. TO
                                                  INITIAL COST TO THE PARTNERSHIP              ACQUISITION
                                                -------------------------------------- -----------------------------
                                                                               FURN.                     FURN.
                                                                BLDG. &        FIX &      BLDG. &       FIX. &
          DESCRIPTION             ENCUMBRANCES      LAND        IMPROV.        EQUIP      IMPROV.        EQUP
----------------------------------------------- -------------------------------------- -----------------------------
WOODHILLS                         $4,160,421      $245,000    $6,608,969      $540,981    $118,511      $288,089
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                           4,065,866       455,000     6,320,080       528,603     143,024       324,338
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                          5,484,191       557,000     8,129,417       669,000      96,567       219,251
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on approx. 19 acres.


                               ----------------------------------------------------------------------------------
                                 $13,710,478    $1,257,000   $21,058,466    $1,738,584    $358,102      $831,678
                               ==================================================================================

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                      Page 2
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
FILE  SCHIII00



           COLUMN A                             C O L U M N   E                  COLUMN F   COLUMN G  COL H           COLUMN I
------------------------------------------------------------------------------------------------------------------------------------
                                         GROSS AMOUNT AT WHICH CARRIED AT
                                                 CLOSE OF PERIOD
                               --------------------------------------------------
                                                           FURN.                                               LIFE ON WHICH DEPREC
                                             BLDG. &        FIX                   ACCUM.     DATE OF   DATE    IN LATEST INC. STMT
          DESCRIPTION             LAND       IMPROV.       EQUIP         TOTAL     DEPR       CONST.    ACQ.   IS COMPUTED
------------------------------------------------------------------------------------------------------------------------------------

WOODHILLS                       $245,000   $6,727,480   $829,070  $7,801,550    $3,990,827  1987/1988  10/87   Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                                          Pers. prop.-10 yr S/L
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                         455,000    6,463,104     852,941    7,771,045   3,821,952  1987/1988  10/87   Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                                             Pers. prop.-10 yr S/L
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                        557,000    8,225,984     888,251    9,671,235   4,644,165  1988/1989  08/88   Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                                           Pers. prop.-10 yr S/L
223-Unit garden apartment
community on approx. 19 acres.


                              -----------------------------------------------------------------
                              $1,257,000  $21,416,568  $2,570,262  $25,243,830 $12,456,944
                              ================================================================






(1)                                               2000                            1999                             1998
                                             REAL         ACCUM.             REAL         ACCUM.              REAL         ACCUM.
                                            ESTATE         DEP.             ESTATE        DEPREC.            ESTATE        DEPREC.
                                       ----------------------------    ----------------------------     ----------------------------

   BALANCE AT BEGINNING OF PERIOD        $25,120,681   $11,523,622       $24,956,391   $10,588,999        $24,655,249    $9,578,948
      ADDITIONS                              123,149       933,322           164,290       934,623            301,142     1,010,051
                                       ----------------------------    ----------------------------     ----------------------------

BALANCE AT CLOSE OF PERIOD               $25,243,830   $12,456,944       $25,120,681   $11,523,622        $24,956,391   $10,588,999
                                       ============================    ============================     ============================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $25,243,830 AT DECEMBER 31, 2000.

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

                                               BROWN-BENCHMARK PROPERTIES
                                                   LIMITED PARTNERSHIP


DATE:  3/15/01                                 BY:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Administrative General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.

DATE:  3/15/01                                 By:  /s/  John M. Prugh
                                               John M. Prugh
                                               President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner

DATE:  3/28/01                                 By:  /s/  Peter E. Bancroft
                                               Peter E. Bancroft
                                               Vice President and Director
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/15/01                                 By:  /s/  Terry F. Hall
                                               Terry F. Hall
                                               Secretary
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/15/01                                 By:  /s/  Timothy M. Gisriel
                                               Timothy M. Gisriel
                                               Treasurer
                                               Brown-Benchmark AGP, Inc.
                                               Administrative General Partner



DATE:  3/16/01                                 By:  /s/  Daniel P. Riedel
                                               Daniel P. Riedel
                                               Chairman, President and Director
                                               Benchmark Equities, Inc.
                                               Development General Partner



DATE:  3/16/01                                 By:  /s/  Deborah J. Maxon
                                               Deborah J. Maxson
                                               Treasurer
                                               Benchmark Equities, Inc.
                                               Development General Partner