Form 10-Q
period 2001-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2001-05-10
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 2001

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


 For Quarter Ended  March 31, 2001       Commission file number   000-16698

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



                                      INDEX


                                                                                    Page No.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets                                                           1
               Statements of Operations                                                 2
               Statements of Partners' Capital (Deficit)                                3
               Statements of Cash Flows                                                 4
               Notes to Financial Statements                                            5


  Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    6-7


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk               8

Part II.       Other Information

  Item 1. through Item 6.                                                               8

   Signatures                                                                           9


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets


                                                                    March 31,            December 31,
                                                                       2001                  2000
                                                                   (Unaudited)
                                                                 ---------------      -----------------
Assets
   Investment in real estate                                     $   12,581,515       $     12,786,886
   Cash and cash equivalents                                            659,674                638,784
   Other assets
     Accounts receivable, net                                            15,792                 14,144
     Prepaid expenses                                                    15,799                 14,412
     Escrow for real estate taxes                                       175,868                268,995
     Loan fees, less accumulated amortization
         of $77,519 and $72,353, respectively                            25,843                 31,009
                                                                 ---------------      -----------------
           Total other assets                                           233,302                328,560
                                                                 ---------------      -----------------

           Total assets                                          $   13,474,491       $     13,754,230
                                                                 ===============      =================


 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                       $      500,890       $        593,486
     Tenant security deposits                                           125,143                125,701
     Due to affiliates                                                   11,455                  8,326
     Mortgage loans payable                                          13,647,260             13,710,478
                                                                 ---------------      -----------------
           Total liabilities                                         14,284,748             14,437,991
                                                                 ---------------      -----------------


     Partners' Capital (Deficit)
       General Partners                                                (229,808)              (227,278)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                             (495,590)              (371,634)
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                         (84,959)               (84,949)
         Subordinated Limited Partners                                      100                    100
                                                                 ---------------      -----------------
           Total partners' capital (deficit)                           (810,257)              (683,761)
                                                                 ---------------      -----------------

         Total liabilities and partners' capital (deficit)       $   13,474,491       $     13,754,230
                                                                 ===============      =================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Operations
                      For the three months ended March 31,
                                   (Unaudited)

                                                                    2001                2000
                                                             -----------------    ---------------
Revenues
     Rental                                                  $      1,037,202     $    1,023,282
     Interest income                                                    4,949              4,825
                                                             -----------------    ---------------

                                                                    1,042,151          1,028,107
                                                             -----------------    ---------------

Expenses
     Compensation and benefits                                        112,810            104,332
     Utilities                                                         93,955             80,014
     Property taxes                                                    92,490             91,326
     Maintenance and repairs                                           69,808             59,399
     Property management fee                                           46,443             45,889
     Advertising                                                       11,289             10,019
     Insurance                                                          8,625              8,625
     Other                                                             22,078             11,978
     Administrative                                                    17,378             21,812
     Interest expense                                                 263,923            268,594
     Depreciation of property and equipment                           233,340            257,787
     Amortization of loan fees                                          5,166              5,166
                                                             -----------------    ---------------

                                                                      977,305            964,941
                                                             -----------------    ---------------

Net income                                                   $         64,846     $       63,166
                                                             =================    ===============




Net income per unit of assignee limited
   partnership interest - basic                              $           0.13     $         0.12
                                                             =================    ===============


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                    Statements of Partners' Capital (Deficit)
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         Assignor Limited Partner
                                                      -------------------------------
                                                      Assignment
                                                      of Limited        Limited        Subordinated
                                       General        Partnership     Partnership        Limited
                                       Partners        Interests       Interests         Partners          Total
                                   ---------------  --------------  ---------------  ---------------  ---------------

Balance at December 31, 2000       $     (227,278)  $    (371,634)  $      (84,949)  $          100   $     (683,761)

Net income                                  1,297          63,544                5                -           64,846

Distributions to partners                  (3,827)       (187,500)             (15)               -         (191,342)
                                   ---------------  --------------  ---------------  ---------------  ---------------

Balance at March 31, 2001          $     (229,808)  $    (495,590)  $      (84,959)  $          100   $     (810,257)
                                   ===============  ==============  ===============  ===============  ===============





Balance at December 31, 1999       $     (214,960)  $     231,934   $      (84,901)  $          100   $      (67,827)

Net income                                  1,263          61,898                5                -           63,166

Distributions to partners                  (3,827)       (187,500)             (15)               -         (191,342)
                                   ---------------  --------------  ---------------  ---------------  ---------------

Balance at March 31, 2000          $     (217,524)  $     106,332   $      (84,911)  $          100   $     (196,003)
                                   ===============  ==============  ===============  ===============  ===============




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)

                                                                          2001                     2000
                                                                    ---------------          ----------------

Cash flows from operating activities
    Net income                                                      $       64,846           $        63,166
    Adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation of property and equipment                             233,340                   257,787
        Amortization of loan fees                                            5,166                     5,166
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable                        (1,648)                   44,575
          Increase in prepaid expenses                                      (1,387)                      (87)
          Decrease in escrow for real estate taxes                          93,127                   107,259
          Decrease in accounts payable and accrued expenses                (92,596)                 (101,512)
          Increase in due to affiliates                                      3,129                     5,890
          (Decrease) increase in tenant security deposits                     (558)                    4,052
                                                                    ---------------          ----------------

Net cash provided by operating activities                                  303,419                   386,296
                                                                    ---------------          ----------------

Cash flows from investing activities-
    additions to investment in real estate                                 (27,969)                  (25,165)
                                                                    ---------------          ----------------

Cash flows from financing activities
    Distributions to partners                                             (191,342)                 (191,342)
    Mortgage loan principal reduction                                      (63,218)                  (58,547)
                                                                    ---------------          ----------------

Net cash used in financing activities                                     (254,560)                 (249,889)
                                                                    ---------------          ----------------

Net increase in cash and cash equivalents                                   20,890                   111,242
Cash and cash equivalents
    Beginning of period                                                    638,784                   541,297
                                                                    ---------------          ----------------

    End of period                                                   $      659,674           $       652,539
                                                                    ===============          ================



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             March 31, 2001 and 2000



NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2000 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                        March 31, 2001    December 31, 2000

    Land                                  $ 1,257,000         $ 1,257,000
    Buildings                              21,416,568          21,416,568
    Furniture, fixtures
       and equipment                        2,598,231           2,570,262
                                           25,271,799          25,243,830
    Less accumulated depreciation          12,690,284          12,456,944
    Total                                 $12,581,515         $12,786,886


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximates market value at March 31, 2001 and December 31, 2000.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $11,455 and $13,551 during the quarters ended March 31, 2001 and 2000, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $46,443 and $45,889 during the three months ended March 31, 2001 and 2000, respectively.

NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans on the Properties bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at maturity.


NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the three months ended March 31, 2001 and 2000.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and to control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations in 2001.

         On or about May 15, 2001, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution was funded from the operations of the three apartment properties during the first quarter of the year. Based on the operating results through the first quarter, and the budget for the remainder of the year, operating cash flow during 2001 is expected to fully fund a distribution rate of 6%.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2001.

Results of Operations

         First quarter 2001 revenues increased by $14,044 (1%) when compared to revenues during the first quarter of 2000. The increase in revenues was primarily the result of an increase in rental income at the Dayton property. Rental revenues at the Cincinnati property were marginally higher while revenues were lower at the Columbus property due to decreased occupancy levels. The aggregate occupancy level of the portfolio during the first quarter of 2001 was 94%, unchanged from the first quarter of 2000.

         First quarter operating expenses, excluding interest charges, depreciation and amortization costs increased $41,482 (10%) versus similar expenses incurred during the first quarter of 2000. This increase was due primarily to higher maintenance, utility and administrative costs at the three properties.

         Due to the larger increase in operating expenses versus revenues through the first three months of the year, the aggregate net operating income of the three properties (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $27,438 (5%) when compared to the first quarter of 2000.

         Occupancy levels at Woodhills, in Dayton, Ohio, averaged 92% during the first quarter of 2001, up 1% from the first quarter of 2000. Revenues for the first quarter of the year were approximately $18,000 higher than those received during the first quarter of 2000 due to increases in both occupancy and rental rates. The average rental rate at Woodhills increased 4% from $582 in the first quarter of 2000 to $605 during the first quarter of 2001. The Dayton apartment rental market remains competitive and management is focused on sustaining occupancy levels at or about 93% throughout the year while implementing modest rate increases as the market allows.

         The rental market in Cincinnati remains strong. The average occupancy level at the Deerfield property during the first quarter of 2001 was 95%, unchanged from the first quarter of 2000. The average rental rate at the community has increased from $634 during the first quarter of 2000 to $645 in the first quarter of 2001, a 2% increase. Revenues received during the first quarter of 2001 increased approximately $3,000 when compared to revenues received during the first quarter of 2000. Throughout the remainder of the year, management will strive to raise rental rates while maintaining occupancy levels at or above 95% in order to achieve a significant increase in rental revenues. The Cincinnati market continues to be strong and we are optimistic a favorable operating trend will develop throughout the year.

         At Oakbrook, in Columbus, Ohio, occupancy levels were 92% during the first quarter, down from 97% during the first quarter of 2000. As a result of this decrease, first quarter 2001 rental revenues declined by approximately $7,000 when compared to the first quarter of 2000. Management is focused on improving its tenant retention efforts and expects that occupancy levels at the Columbus property will improve to 95% by the second quarter of the year. Rental rates have increased from $588 during the first quarter of 2000 to $605 during the second quarter of 2001.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


Results of Operations

         Early second quarter operating trends are positive at both the Cincinnati and Columbus properties. Management is working diligently to achieve a positive trend in the operating performance of the three apartment communities through both revenue growth and controlled operating expenditures.

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

                  a)  Reports on Form 8-K:  None.

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



                                   BROWN-BENCHMARK PROPERTIES
                                       LIMITED PARTNERSHIP



DATE:     05/10/01                 By:     /s/  John M. Prugh
                                   John M. Prugh
                                   President and Director
                                   Brown-Benchmark AGP, Inc.
                                   Administrative General Partner



DATE:      05/10/01                By:     /s/   Timothy M.Gisriel
                                   Timothy M. Gisriel
                                   Treasurer
                                   Brown-Benchmark AGP, Inc.
                                   Administrative General Partner