Form 10-Q
period 2001-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2001-08-10
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
 { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

 {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to


 For Quarter Ended  June 30, 2001       Commission file number   000-16698

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                                 Balance Sheets

                                                                  June 30,
                                                                     2001              December 31,
                                                                 (Unaudited)               2000
                                                               ---------------      -----------------
 Assets
   Investment in real estate                                   $   12,371,293       $     12,786,886
   Cash and cash equivalents                                          682,086                638,784
   Other assets
     Accounts receivable, net                                          20,761                 14,144
     Prepaid expenses                                                  17,431                 14,412
     Escrow for real estate taxes                                     266,596                268,995
     Loan fees, less accumulated amortization
         of $82,685 and $72,353, respectively                          20,677                 31,009
                                                               ---------------      -----------------
           Total other assets                                         325,465                328,560
                                                               ---------------      -----------------

           Total assets                                        $   13,378,844       $     13,754,230
                                                               ===============      =================



 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                     $      623,566       $        593,486
     Tenant security deposits                                         119,478                125,701
     Due to affiliates                                                  4,631                  8,326
     Mortgage loans payable                                        13,583,093             13,710,478
                                                               ---------------      -----------------
           Total liabilities                                       14,330,768             14,437,991
                                                               ---------------      -----------------


     Partners' Capital (Deficit)
       General Partners                                              (232,641)              (227,278)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                           (634,413)              (371,634)
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                       (84,970)               (84,949)
         Subordinated Limited Partners                                    100                    100
                                                               ---------------      -----------------
           Total partners' capital (deficit)                         (951,924)              (683,761)
                                                               ---------------      -----------------

         Total liabilities and partners' capital (deficit)     $   13,378,844       $     13,754,230
                                                               ===============      =================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Operations
                                   (Unaudited)

                                                  Three months ended                Six months ended
                                             -----------------------------   ------------------------------

                                               June 30,        June 30,         June 30,        June 30,
                                                 2001            2000             2001            2000
                                             -------------  --------------   --------------  --------------


Revenues
     Rental income                              1,044,692   $   1,036,782    $   2,081,893   $   2,060,065
     Interest income                                3,820           7,559            8,769          12,384
                                             -------------  --------------   --------------  --------------

                                                1,048,512       1,044,341        2,090,662       2,072,449
                                             -------------  --------------   --------------  --------------

Expenses
     Compensation and benefits                    117,282         117,261          230,092         221,593
     Utilities                                     64,085          78,216          158,040         158,230
     Property taxes                                92,490          91,326          184,980         182,652
     Maintenance and repairs                      134,554         118,633          204,361         178,031
     Property management fee                       47,014          46,680           93,456          92,569
     Advertising                                   12,273          10,953           23,562          20,972
     Insurance                                      8,625           8,625           17,250          17,250
     Other                                         13,701          13,149           35,780          25,127
     Administrative  and professional fees          7,332          19,866           24,710          41,679
     Interest expense                             262,975         267,460          526,898         536,053
     Depreciation of property and
       equipment                                  233,340         257,787          466,680         515,574
     Amortization of loan fees                      5,166           5,166           10,332          10,332
                                             -------------  --------------   --------------  --------------

                                                  998,837       1,035,122        1,976,141       2,000,062
                                             -------------  --------------   --------------  --------------

Net income                                         49,675   $       9,219    $     114,521   $      72,387
                                             =============  ==============   ==============  ==============


Net income per unit of assignee
   limited partnership interest - basic              0.10   $        0.02    $        0.22   $        0.14
                                             =============  ==============   ==============  ==============



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                    Statements of Partners' Capital (Deficit)
                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                         Assignor Limited Partner
                                                      -------------------------------
                                                      Assignment
                                                      of Limited        Limited        Subordinated
                                       General        Partnership     Partnership        Limited
                                       Partners        Interests       Interests         Partners          Total
                                   ---------------  --------------  ---------------  ---------------  ---------------

Balance at December 31, 2000       $     (227,278)  $    (371,634)  $      (84,949)  $          100   $     (683,761)

Net income                                  2,290         112,222                9                -          114,521

Distributions to partners                  (7,654)       (375,000)             (30)               -         (382,684)
                                   ---------------  --------------  ---------------  ---------------  ---------------

Balance at June 30, 2001           $     (232,641)  $    (634,413)  $      (84,970)  $          100   $     (951,924)
                                   ===============  ==============  ===============  ===============  ===============




Balance at December 31, 1999       $     (214,960)  $     231,934   $      (84,901)  $          100   $      (67,827)

Net income                                  1,448          70,933                6                -           72,387

Distributions to partners                  (7,654)       (375,000)             (30)               -         (382,684)
                                   ---------------  --------------  ---------------  ---------------  ---------------

Balance at June 30, 2000           $     (221,166)  $     (72,133)  $      (84,925)  $          100   $     (378,124)
                                   ===============  ==============  ===============  ===============  ===============





                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            Statements of Cash Flows
                            Six months ended June 30,
                                   (Unaudited)

                                                                                 2001                    2000
                                                                           ---------------         ----------------

Cash flows from operating activities
    Net income                                                             $      114,521          $        72,387
    Adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation of property and equipment                                    466,680                  515,574
        Amortization of loan fees                                                  10,332                   10,332
        Changes in assets and liabilities
          (Increase) decrease in accounts receivable                               (6,617)                 101,444
          Increase in prepaid expenses                                             (3,019)                  (2,210)
          Decrease in escrow for real estate taxes                                  2,399                   88,740
          Increase (decrease) in accounts payable and accrued expenses             30,080                  (76,382)
          (Decrease) increase in due to affiliates                                 (3,695)                   6,127
          (Decrease) increase in tenant security deposits                          (6,223)                   3,730
                                                                           ---------------         ----------------

Net cash provided by operating activities                                         604,458                  719,742
                                                                           ---------------         ----------------

Cash flows from investing activities-
    additions to investment in real estate                                        (51,087)                 (56,494)
                                                                           ---------------         ----------------

Cash flows from financing activities
    Distributions to partners                                                    (382,684)                (382,684)
    Mortgage loan principal reduction                                            (127,385)                (118,229)
                                                                           ---------------         ----------------

Net cash used in financing activities                                            (510,069)                (500,913)
                                                                           ---------------         ----------------

Net increase in cash and cash equivalents                                          43,302                  162,335
Cash and cash equivalents
    Beginning of period                                                           638,784                  541,297
                                                                           ---------------         ----------------

    End of period                                                          $      682,086          $       703,632
                                                                           ===============         ================




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             June 30, 2001 and 2000


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2000 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                       June 30, 2001         December 31, 2000

   Land                                $  1,257,000             $  1,257,000
   Buildings                             21,416,568               21,416,568
   Furniture, fixtures
      and equipment                       2,621,349                2,570,262
                                         25,294,917               25,243,830
   Less accumulated depreciation         12,923,624               12,456,944
   Total                                $12,371,293              $12,786,886


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximates market value at June 30, 2001 and December 31, 2000.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $4,631 and $13,788 for the three months ended June 30, 2001 and 2000, respectively, and $16,086 and $27,339 for the six months ended June 30, 2001 and 2000, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $47,014 and $46,680 for the three months ended June 30, 2001 and 2000, respectively, and 93,457 and $92,569 for the six months ended June 30, 2001 and 2000, respectively.


NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at maturity.

The mortgage loan interest paid was $526,622 and $536,053 for the six months ended June 30, 2001 and 2000, respectively.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the periods ended June 30, 2001 and 2000.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and to control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations in 2001.
         On August 10, 2001, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution will be funded from the operations of the three apartment properties during the second quarter of the year. Based on the operating results through the second quarter, and the budget for the remainder of the year, operating cash flow during 2001 is expected to fully fund a distribution rate of 6%.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2001.

Results of Operations

         Second quarter 2001 revenues increased by $4,171 (.5%) when compared to revenues during the second quarter of 2000. Through the first half of 2001, revenues increased by $18,213 (1%) when compared to revenues during the first half of 2000. The increase in revenues through the first half of the year is a result of marginally higher rental rates achieved at the properties as the aggregate occupancy level of the portfolio was unchanged at approximately 92%.

         Second quarter operating expenses, excluding interest charges, depreciation and amortization costs decreased $7,353 (2%) versus similar expenses incurred during the second quarter of 2000. Through the first half of the year , similar expenses have increased $34,128 (4%), versus 2000. Operating costs are expected to rise modestly during the second half of the year due primarily to exterior painting and asphalt repairs.

         Due to the larger increase in operating expenses versus revenues through the first half of 2001, the aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $15,915 (1%) when compared to the first half of 2000.

         Occupancy levels at Woodhills, in Dayton, Ohio, decreased from 92% during the first quarter of 2001 to 90% during the second quarter of the year. Rental revenues through the first half of 2001 were approximately $12,000 higher than those received in 2000 due primarily to increased rental rates. The average rental rate at Woodhills increased 2% from $592 during the second quarter of 2000 to $606 during the second quarter of 2001. The Dayton apartment rental market remains competitive and management is focused on achieving the 93% budgeted occupancy level during the second half of the year.

         The average occupancy level at the Deerfield property has remained at 95% through the first half of 2001. The average rental rate at the community has increased from approximately $634 during the second quarter of 2000 to $646 during the second quarter of 2001, a 2% increase. Rental revenues received during the first half of 2001 increased approximately $3,500 when compared to revenues received during the first half of 2000. Throughout the remainder of the year, management will strive to raise rental rates while maintaining occupancy levels at or above 95%. Improvements planned for the second half of the year include exterior painting and asphalt repairs. The Cincinnati market continues to be strong and we are optimistic a favorable operating trend will continue throughout the year.

         At Oakbrook, in Columbus, Ohio, occupancy levels improved from 92% during the first quarter to 94% during the second quarter of 2001. During July the drivepaths were sealcoated and the exterior painting of the community was completed. Management expects that occupancy levels at the Columbus property will improve to 95% during the third quarter of the year. Rental rates have increased from $591 during the second quarter of 2000 to $616 during the second quarter of 2001. Rental revenues through the first half of 2001 increased by approximately $6,500 when compared to 2000. Management's focus during the second half of the year will be on increasing rents and keeping expenses at or below budget.

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



                               BROWN-BENCHMARK PROPERTIES
                                   LIMITED PARTNERSHIP



DATE:     08/9/01              By:     /s/  John M.Prugh
                                  John M. Prugh
                                  President and Director
                                  Brown-Benchmark AGP, Inc.
                                  Administrative General Partner



DATE:      08/9/01             By:     /s/   Timothy M.Gisriel
                                  Timothy M. Gisriel
                                  Treasurer
                                  Brown-Benchmark AGP, Inc.
                                  Administrative General Partner