Form 10-Q
period 2001-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2001-11-13
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 (Mark One)
 { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended         September 30, 2001

 {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to


 For Quarter Ended September 30, 2001       Commission file number   000-16698

                 Brown-Benchmark Properties Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                     31-1209608
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                   Identification Number)



 225 East Redwood Street, Baltimore, Maryland               21202
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


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                               September 30,
                                                                    2001         December 31,
                                                                (Unaudited)          2000
                                                              ---------------  ----------------

 Assets
   Investment in real estate                                  $   12,164,592   $    12,786,886
   Cash and cash equivalents                                         646,871           638,784
   Other assets
     Accounts receivable, net                                         12,215            14,144
     Prepaid expenses                                                  9,642            14,412
     Escrow for real estate taxes                                    227,147           268,995
     Loan fees, less accumulated amortization
         of $87,851 and $72,353, respectively                         15,511            31,009
                                                              ---------------  ----------------
           Total other assets                                        264,515           328,560
                                                              ---------------  ----------------

           Total assets                                       $   13,075,978   $    13,754,230
                                                              ===============  ================




 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                    $      580,084   $       593,486
     Tenant security deposits                                        115,537           125,701
     Due to affiliates                                                 7,107             8,326
     Mortgage loans payable                                       13,517,986        13,710,478
                                                              ---------------  ----------------
           Total liabilities                                      14,220,714        14,437,991
                                                              ---------------  ----------------


     Partners' Capital (Deficit)
       General Partners                                             (236,498)         (227,278)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                          (823,353)         (371,634)
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                      (84,985)          (84,949)
         Subordinated Limited Partners                                   100               100
                                                              ---------------  ----------------
           Total partners' capital (deficit)                      (1,144,736)         (683,761)
                                                              ---------------  ----------------

         Total liabilities and partners' capital (deficit)    $   13,075,978   $    13,754,230
                                                              ===============  ================


                       See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                    Three months ended                     Nine months ended
                                            ---------------------------------      ---------------------------------

                                              September 30,    September 30,         September 30,    September 30,
                                                  2001             2000                  2001             2000
                                            ----------------  ---------------      ---------------  ----------------


Revenues
     Rental income                          $     1,025,232        1,015,124       $    3,107,126   $     3,075,189
     Interest income                                  3,158            6,995               11,926            19,378
                                            ----------------  ---------------      ---------------  ----------------

                                                  1,028,390        1,022,119            3,119,052         3,094,567
                                            ----------------  ---------------      ---------------  ----------------

Expenses
     Compensation and benefits                      113,104          113,029              343,197           334,622
     Utilities                                       75,774           75,103              233,814           233,334
     Property taxes                                  92,490           91,326              277,470           273,978
     Maintenance and repairs                        155,684          137,607              360,045           315,638
     Property management fee                         46,124           45,704              139,581           138,273
     Advertising                                      9,434           12,322               32,996            33,295
     Insurance                                        8,625            8,625               25,875            25,875
     Other                                           15,614           13,668               51,392            38,794
     Administrative and professional fees           12,471           23,358               37,181            65,035
     Interest expense                               262,034          266,303              788,932           802,357
     Depreciation of property and
       equipment                                    233,340          257,787              700,020           773,361
     Amortization of loan fees                        5,166            5,166               15,498            15,498
                                            ----------------  ---------------      ---------------  ----------------

                                                  1,029,860        1,049,998            3,006,001         3,050,060
                                            ----------------  ---------------      ---------------  ----------------

Net income (loss)                           $        (1,470)         (27,879)      $      113,051   $        44,507
                                            ================  ===============      ===============  ================




Net income per unit of assignee
   limited partnership interest - basic     $         (0.00)           (0.05)      $         0.22   $          0.09
                                            ================  ===============      ===============  ================


                 See accompanying notes to financialstatements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                             Assignor Limited Partner
                                                           -------------------------------
                                                            Assignment
                                                            of Limited        Limited       Subordinated
                                            General        Partnership      Partnership       Limited
                                            Partners        Interests        Interests        Partners
                                        ---------------  ---------------  --------------  ---------------



Balance at December 31, 2000            $     (227,278)  $     (371,634)  $     (84,949)  $          100

Net income                                       2,261          110,781               9                -

Distributions to partners                      (11,481)        (562,500)            (45)               -
                                        ---------------  ---------------  --------------  ---------------

Balance at September 30, 2001           $     (236,498)  $     (823,353)  $     (84,985)  $          100
                                        ===============  ===============  ==============  ===============





Balance at December 31, 1999            $     (214,960)  $      231,934   $     (84,901)  $          100

Net income                                         891           43,613               3                -

Distributions to partners                      (11,481)        (562,500)            (45)               -
                                        ---------------  ---------------  --------------  ---------------

Balance at September 30, 2000           $     (225,550)  $     (286,953)  $     (84,943)  $          100
                                        ===============  ===============  ==============  ===============




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                         Nine months ended September 30,
                                   (Unaudited)

                                                                             2001             2000
                                                                        ---------------  ----------------
Cash flows from operating activities
   Net income                                                           $      113,051   $        44,507

   Adjustments to reconcile net income
     to net cash provided by operating activities
       Depreciation of property and equipment                                  700,020           773,361
       Amortization of loan fees                                                15,498            15,498
       Changes in assets and liabilities
         Decrease in accounts receivable                                         1,929           143,069
         Decrease in prepaid expenses                                            4,770             5,626
         Decrease in escrow for real estate taxes                               41,848            94,522
         Decrease in accounts payable and accrued expenses                     (13,402)         (111,956)
         (Decrease) increase in due to affiliates                               (1,219)              231
         Decrease in tenant security deposits                                  (10,164)          (12,761)
                                                                        ---------------  ----------------

Net cash provided by operating activities                                      852,331           952,097
                                                                        ---------------  ----------------

Cash flows from investing activities-
   additions to investment in real estate                                      (77,726)          (88,731)
                                                                        ---------------  ----------------

Cash flows from financing activities
   Distributions to partners                                                  (574,026)         (574,026)
   Mortgage loan principal reduction                                          (192,492)         (179,067)
                                                                        ---------------  ----------------

Net cash used in financing activities                                         (766,518)         (753,093)
                                                                        ---------------  ----------------

Net increase in cash and cash equivalents                                        8,087           110,273
Cash and cash equivalents
   Beginning of period                                                         638,784           541,297
                                                                        ---------------  ----------------

   End of period                                                        $      646,871   $       651,570
                                                                        ===============  ================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           September 30, 2001 and 2000



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


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is stated at cost, net of accumulated depreciation, and is summarized as follows:

                                      September 30, 2001       December 31, 2000

   Land                                  $  1,257,000             $  1,257,000
   Buildings                               21,416,568               21,416,568
   Furniture, fixtures
      and equipment                         2,647,988                2,570,262
                                            ---------                ---------
                                           25,321,556               25,243,830
   Less accumulated depreciation           13,156,964               12,456,944
                                           ----------               ----------
   Total                                  $12,164,592              $12,786,886
                                          ===========              ===========


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist solely of cash and money market accounts, stated at cost, which approximates market value at September 30, 2001 and December 31, 2000.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner earned $7,107 and $7,892 for the three months ended September 30, 2001 and 2000, respectively, and $23,193 and $35,231 for the nine months ended September 30, 2001 and 2000, respectively, for reimbursement of costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties, earned a management fee of $46,124 and $45,704 for the three months ended September 30, 2001 and 2000, respectively, and 139,581 and $138,273 for the nine months ended September 30, 2001 and 2000, respectively.


NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at maturity.

The mortgage loan interest paid was $788,932 and $802,357 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the periods ended September 30, 2001 and 2000.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the markets allow and to control operating expenses. The Partnership has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations in 2001.

         On November 12, 2001, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution will be funded from the operations of the three apartment properties during the third quarter of the year and reserves of $46,294. Based on the operating results through the third quarter, and the budget for the remainder of the year, operating cash flow during 2001 is expected to fully fund a distribution rate of 6%.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2001.

Results of Operations

         Third quarter 2001 revenues increased by $6,271 (.6%) when compared to revenues during the third quarter of 2000. Through the third quarter of 2001, revenues increased by $24,485 (.8%) when compared to revenues during the first three quarters of 2000. The increase in revenues through the first three quarters of 2001 is a result of marginally higher rental rates achieved at the properties as the aggregate occupancy level of the portfolio decreased from 94% in 2000 to 92% in 2001.

         Third quarter operating expenses, excluding interest charges, depreciation and amortization costs increased $8,578 (2%) versus similar expenses incurred during the third quarter of 2000. Through the first nine months of 2001, similar expenses have increased $42,707 (3%), versus 2000. Operating costs are expected to decrease modestly during the fourth quarter of 2001 as a majority of the budgeted repairs have been completed.

         Due to the larger increase in operating expenses versus revenues through the third quarter of 2001, the aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $18,222 (1%) when compared to 2000.

         The average occupancy levels at Woodhills, in Dayton, Ohio during the third quarter was 90%, unchanged from the second quarter of 2001. Rental revenues through the first nine months of 2001were approximately $2,600 higher than those received in 2000 due to marginal rental rate increases. The average rental rate at Woodhills increased 1% from $599 during the third quarter of 2000 to $605 during the third quarter of 2001. Improvements to the community completed during the third quarter included exterior painting as well as concrete and asphalt repairs. The Dayton apartment rental market remains competitive and management is focused on achieving a 1.5% occupancy increase during the fourth quarter of 2001.

         The average occupancy level at the Deerfield property during the third quarter was 93%; down slightly from the 95% level sustained throughout the first half of 2001. The average rental rate at the community increased from $642 during the third quarter of 2000 to $650 during the third quarter of 2001, representing a 1.25% increase. Rental revenues received during the first three quarters of 2001 increased approximately $10,020 (.8%) when compared to revenues received during the first three quarters of 2000. Throughout the remainder of 2001, management will strive to return the property's occupancy level to 95%. The exterior painting of the community, begun during the third quarter of 2001 will be completed by November.

         At Oakbrook, in Columbus, Ohio, occupancy levels decreased from 94% during the second quarter of 2001 to 90% during the third quarter of 2001. In an effort to improve the curb appeal of the property, the drive paths were seal coated and the community's exterior was painted. Management continues to work diligently to increase occupancy levels at the Columbus property. Rental revenues through the third quarter of 2001 increased by $19,500 when compared to 2000 due to an increase in the average rental rate from $599 to $622.

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



                                        BROWN-BENCHMARK PROPERTIES
                                               LIMITED PARTNERSHIP



DATE:     11/9/01                       By:  /s/  John M.Prugh
                                        John M. Prugh
                                        President and Director
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner



DATE:     11/9/01                       By:  /s/  Timothy M.Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner