Form 10-K
period 2001-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2002-03-27
CIK 818084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)
 { X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                          Yes     X                     No_____

     As of December 31, 2001, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference


The Annual Report for 2001 is incorporated by reference.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP





                                      INDEX


                                                                                   Page (s)
Part I


         Item 1.    Business                                                           3
         Item 2.    Properties                                                         4
         Item 3.    Legal Proceedings                                                  4
         Item 4.    Submission of Matters to a Vote
                            of  Security Holders                                       4


Part II

         Item 5.    Market for Registrant's Common Equity
                            and Related Partner Matters                                5
         Item 6.    Selected Financial Data                                            5
         Item 7.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                       6-7
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk         8
         Item 8.    Financial Statements and Supplementary Data                        8
         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                           8


Part III

         Item 10.   Directors and Executive Officers of the Registrant               9-10
         Item 11.   Executive Compensation                                            10
         Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management                                               11
         Item 13.   Certain Relationships and Related Transactions                    11


Part IV

         Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                         12-15


                          Signatures                                                  16


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

         The Partnership's objectives are to (i) preserve and protect Unitholders' capital; (ii) obtain capital appreciation through increases in the value of the Properties; and (iii) provide quarterly cash distributions to Unitholders from income generated by the Properties' rental income.

         The General Partners of the Partnership are Brown-Benchmark AGP, Inc., a Maryland corporation (the "Administrative General Partner"), and Benchmark Equities, Inc., an Ohio corporation (the "Development General Partner"). On March 4, 2002, the Partnership filed a preliminary Schedule 14A Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 soliciting the Unitholders' approval of the assignment of the entire General Partnership interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates. NHP is a wholly owned subsidiary of AIMCO Properties, L.P., a Delaware limited partnership, and the assignee of the existing Management Agreements on each of the Partnerships three apartment communities (see below). AIMCO Properties L.P. is the operating partnership of Apartment Investment and Management Company, a Maryland corporation which is a publicly traded real estate investment trust. The Unitholders' consents are not expected to be finalized prior to the filing of this Form 10-K.

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

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 2001 was $25,350,961 before depreciation charges, of which approximately 53% was funded by long-term loans.

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

         Pursuant to the terms of a Property Management Agreement with the Partnership, each of the Properties is managed by Benchmark Properties, Inc., the Property Manager. The Property Management Agreements are renewable on a year-to-year basis and may be terminated by the Partnership upon 60 days notice without cause. The Property Manager receives a Property Management Fee of 4.5% of gross monthly operating revenues of each Property. See Note 5. "Related Party Transactions," in Item 8. Financial Statements and Supplementary Data, herein. Under the terms of the Property Management Agreements, the Property Manager is responsible for performing, or paying others to perform on its behalf, all leasing-related and other property management services for the Properties. The management and administration of the Partnership is performed by the General Partners or an affiliate thereof. Effective January 7, 2002, the Administrative General Partner has consented to the assignment of the Management Agreements to NHP Management Company in anticipation of the assignment of the General Partnership interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates. (see above)

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 2.  Properties

         The Partnership owns land and improvements as described below:

                          Gross Investment                 2001
Name and Location            in Property               Rental Income


Woodhills                   $7,846,134                  $1,223,799
West Carrollton,
Montgomery County,
Ohio

Approximately 15 acres as a 186-unit multifamily community, consisting of 12 one-story villas, 54 two-story town-houses, 5 three-story garden-style buildings containing 120 units, a swimming pool, volleyball court, and a clubhouse.



Oakbrook                    $7,803,788                  $1,228,092
Reynoldsburg,
Franklin County, Ohio

Approximately 22 acres as a 181-unit multifamily community, consisting of 20 one-story villas, 81 two-story townhouses, 5 two-story garden-style buildings containing 80 units, a swimming pool, volleyball court and a clubhouse.




Deerfield                   $9,701,039                  $1,642,745
Union Township
(Greater Cincinnati area)
Clermont County,
Ohio

Approximately 19 acres as a 223-unit multifamily community, consisting of 32 one- and two-story apartment buildings, a swimming pool, volleyball court and a clubhouse.


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

         As of December 31, 2001, there were 477 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Annual distributions of cash to the investors were $765,368, $765,368, $765,368, $765,352 and $574,009 for the years ended December 31, 2001, 2000,
1999, 1998 and 1997, respectively, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, herein.

                            2001             2000              1999             1998              1997

Rental income         $   4,094,636     $  4,081,685     $   3,996,371     $  3,888,213    $    3,843,316
Net income/(loss)            74,040          149,434           162,838           40,949           (56,798)
Net income/(loss)
  per Unit                      .15              .29               .32              .08              (.11)

Total assets             12,831,516       13,754,230        14,636,231       15,470,731        16,405,766
Mortgage loans
  payable                13,448,501       13,710,478        13,953,098       14,177,678        14,385,782

Partners' capital        (1,375,089)        (683,761)          (67,827)         534,703         1,259,106
  (deficit)

Cash distribution paid
     per Unit of assignee
     limited partnership
     interest from:
     operations                1.31             1.45              1.42             1.40              1.13
     return of capital          .19              .05               .08              .10                 -


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

         During 2001, the Partnership maintained a distribution to its partners of 6% on invested capital. Operating net cash flow, as defined in the Partnership Agreement, generated from the three apartment communities totaled $669,388, and funded 87% of the distribution while the balance was funded from reserves. On February 14, 2002, the Partnership made a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. Based upon the preliminary 2002 budget, operating cash flow is expected to fully fund a distribution rate of 6% in 2002.

         The Partnership's long-term debt with Canada Life Assurance Company matures June 1, 2002. The General Partners have had discussions with our lender and expect to receive a loan commitment to extend our existing loan for one year. All terms are expected to remain the same, except that the interest rate should decrease to 7.5% from 7.7%. There will be no prepayment penalty and the loan may be paid off following a sixty-day written notice to the lender. The General Partners expect to evaluate the possibility of selling the portfolio during our extension period. Should an acceptable selling price not be achievable, we expect to secure long term financing.

         The Partnership does not anticipate any significant capital improvements or repair costs that might adversely impact its liquidity in 2002

Results of Operations

         Rental revenues for the three apartment communities increased $12,951, or .3%, for the year ended December 31, 2001as compared to the year ended December 31, 2000 versus an increase of $85,314, or 2.1% for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increases in 2001 and 2000 were a result of higher rental rates at each of the properties resulting in revenue growth despite decreases in aggregate occupancy levels. The average monthly rental rate (inclusive of concessions) for the portfolio has increased from $593 in 1999 to $612 in 2000 to $624 in 2001, representing an increase of approximately 3% in 2000 and 2% in 2001. Collectively, the properties' average occupancy level was 94% in 1999, 93% in 2000 and 91% in 2001.

         Management remains diligent in its efforts to control operating expenditures at each the three communities while preserving the invested capital. Total operating expenses, excluding interest charges, depreciation and amortization costs, increased by 4.3% in 2001 compared to 2000 and 7.1% in 2000 compared to 1999. The majority of the increase in 2001 was due to normal inflation and the continued exterior painting of the communities. The increase in 2000 was due primarily to higher maintenance and repair costs, including exterior painting of a portion of the communities.

         The proportionately larger increase in operating expenses (excluding interest charges, depreciation and amortization) versus revenues during 2001 and 2000 resulted in decreases of approximately $84,300 (or 3.9%) and $32,700 (or 1.5%), respectively in the combined properties' net operating income.

         Interest expense on the Partnership's mortgage loans decreased $19,388 and $18,039 in 2001 and 2000 respectively, due to principal payments totaling $261,977 in 2001, versus $242,620 in 2000 and $224,580 in 1999.

         Capital expenditures for all three communities during 2001 totaled $107,131 and consisted primarily of carpet replacements and upgrades to the unit interiors. Similar improvements to the properties totaled $123,149 and $164,289 in 2000 and 1999 respectively.

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio, was 91% in 2001, down from 93% in 2000. The decrease in occupancy resulted from increased competition from new communities

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Results of Operations (continued)

opened during the last two years. The average market rental rate at Oakbrook increased from $595 in 2000 to $616 in 2001. As a result, revenues at Oakbrook increased by $17,597 in 2001 versus 2000. The apartment market in Columbus remains extremely competitive given the new supply coupled with the favorable environment for first-time home buyers resulting from low interest rates. Management expects to increase marketing efforts in 2002 in an attempt to improve our property's share of the market.

         At the Woodhills property, in Dayton, Ohio, the average occupancy level in 2001 was 90%, down from 92% in 2000. The average market rental rate (inclusive of rental concessions) increased from $594 in 2000 to $603 in 2001. Revenues at Woodhills decreased by $8,407 in 2001 versus 2000. The apartment market in Dayton remains competitive. There has not been significant growth in the local economy and low interest rates have made home ownership a more affordable alternative. Management is focused on tenant retention to maintain the property's occupancy level during this difficult environment.

         While the average effective rental rate at Deerfield, our Cincinnati, Ohio, property increased from $641 in 2000 to $648 in 2001, the property's occupancy level slipped from 95% to 93%. As a result, only a modest revenue increase of $3,761 was achieved at the property during 2001 when compared to 2000. Management's goal in 2002 is to improve its occupancy levels through increased marketing efforts. Significant rate increases are not expected in the near term.

         During 2002, management will strive to improve the portfolio's net operating income by achieving revenue growth through improved occupancy levels, while controlling operating expenditures.

Critical Accounting Policies

         Critical accounting policies are those that are both important to the presentation of financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Partnership's critical accounting policy relates to the evaluation of impairment of long-lived assets.

         If events or changes in circumstances indicate that the carrying value of a property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If the Partnership decides to sell a property, it evaluates the recoverability of the carrying amount of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. The estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for the property and comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. These estimates are subject to revision as market conditions and the Partnership's assessment of them change.

New Accounting Pronouncement

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on the Partnership's financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership has exposure to changing interest rates since its long-term debt matures on June 1, 2002. The General Partners have had discussions with the current lender to extend the existing loans for a period of one year. All terms are expected to remain the same, except that the interest rate should decrease from 7.7% to 7.5%. The General Partners expect to evaluate the possibility of selling the portfolio during the extension period. Should an acceptable selling price not be achievable, we expect to secure long-term financing at the then current market rate.



Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements:
                                                             Page(s)
                                                       Herein    Annual Report

      Independent Auditors' Report                        13           4
      Balance Sheets                                                   5
      Statements of Operations                                         6
      Statements of Partners' Capital (Deficit)                        7
      Statements of Cash Flows                                         8
      Notes to Financial Statements                                 9-15
      Financial Statement Schedule
        Schedule III - Real Estate and
        Accumulated Depreciation                       14-15

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

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

         Daniel P. Riedel, age 62, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes over 31 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 27 years and has held management positions for his entire 37 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Deborah J. Maxson, age 39, has been Treasurer of Benchmark Equities, Inc. and President of Benchmark Properties, Inc. since 1998. Prior to 1998 she was the Controller of Benchmark Properties, Inc. from 1988-1998. She has been with Benchmark since 1986. She attended Fort Sterlacom Community College majoring in accounting.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

The Administrative General Partner (continued)

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 53, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 49, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 55, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 45, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

Assignee Units             McKenzie Patterson, Inc**             22,980                 4.6%**
of  Limited                1640 School Street
Partnership Interest       Moraga, CA 94556

         *The cumulative assignee units of limited partnership disclosed above are owned by multiple entities that are controlled by the above named beneficial owners.

         **While McKenzie Patterson, Inc. held less than 5% of the Units as of December 31, 2001, on December 27, 2001 certain entities controlled by McKenzie Patterson, Inc. commenced a tender offer to purchase for cash up to 100,000 Units at a purchase price of $15 per unit. As of the date of this report, the Partnership is unaware whether any Units have been tendered in response to the offer, but if they have, McKenzie Patterson, Inc. may hold greater than 5% of the outstanding Units.

         The Assignor Limited Partner, Brown-Benchmark Holding Co., Inc. an affiliate of the Administrative General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Partnership. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Limited Partnership Agreement except that these Units are nonvoting.

         The General Partners each have a 1% interest in the Partnership as General Partners, but hold no Units.

         There are no arrangements, known to the Partnership, the operation of which may at a subsequent date result in a change of control of the registrant.


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2001, 2000 and 1999, and to be paid to the General Partners and their affiliates at December 31, 2001, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.

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

(10) Assignment of Management Rights dated January 7, 2002 in which Benchmark Properties, Inc., are affiliate of the Development General Partner, assigns its rights under the existing management agreement of each of the three apartment communities to NHP Management Company.

               (13)   Annual Report for 2001.

      (b)  Reports on Form 8-K:  None.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Brown-Benchmark Properties Limited Partnership:

Under date of January 25, 2002, we reported on the balance sheets of Brown-Benchmark Properties Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001 which are included in the Annual Report on Form 10-K for 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                    /s/ KPMG LLP



Baltimore, Maryland
January 25, 2002

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                           Page 1
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
31-Dec-01



        COLUMN A              COLUMN B           C O L U M N   C                COLUMN D
----------------------------------------------------------------------------------------------
                                                                               COST CAPITAL
                                                                                 SUB. TO
                                          INITIAL COST TO THE PARTNERSHIP      ACQUISITION
                                          -------------------------------   ------------------
                                                                  FURN.                FURN.
                                                      BLDG. &     FIX &     BLDG. &    FIX. &
       DESCRIPTION          ENCUMBRANCES     LAND     IMPROV.     EQUIP     IMPROV.    EQUIP
----------------------------------------------------------------------------------------------

WOODHILLS                     4,080,925    245,000  6,608,969    540,981    118,511   332,673
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                      3,988,176    455,000  6,320,080    528,603    143,024   357,081
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                     5,379,400    557,000  8,129,417    669,000     96,567   249,055
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on approx. 19 acres.

                          ------------- ---------- ----------- ----------   --------  --------
                            $13,448,501 $1,257,000 $21,058,466 $1,738,584   $358,102  $938,809
                          ============= ========== =========== ==========   ========  ========


BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP                            Page 2
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
31-Dec-01

        COLUMN A                          C O L U M N    E                 COLUMN F  COLUMN G  COL. H        COLUMN I
----------------------------------------------------------------------------------------------------------------------------
                                 GROSS AMOUNT AT WHICH CARRIED AT
                                         CLOSE OF PERIOD
                                ----------------------------------------
                                                      FURN.                                            LIFE ON WHICH DEPREC
                                          BLDG. &      FIX                  ACCUM.   DATE OF    DATE   IN LATEST INC. STMT
       DESCRIPTION               LAND     IMPROV.     EQUIP      TOTAL       DEPR     CONST.     ACQ.       IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------

WOODHILLS                       245,000  6,727,480    873,654  7,846,134  4,290,497 1987/1988   10/87  Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                                  Pers. prop.-10 yr S/L
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                        455,000  6,463,104    885,684  7,803,788  4,114,090 1987/1988   10/87  Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                                     Pers. prop.-10 yr S/L
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                       557,000  8,225,984    918,055  9,701,039  4,996,141 1988/1989    08/88 Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                                   Pers. prop.-10 yr S/L
223-Unit garden apartment
community on approx. 19 acres.


                          ----------------------------------------------------------
                             $1,257,000 $21,416,568$2,677,393 $25,350,961$13,400,728
                          ==========================================================




(1)                                              2001                       2000                           1999
                                           REAL       ACCUM.           REAL       ACCUM.              REAL      ACCUM.
                                          ESTATE       DEP            ESTATE      DEPREC.            ESTATE     DEPREC.
                                        -----------------------     ----------------------       ------------------------
BALANCE AT BEGINNING OF PERIOD          $25,243,830 $12,456,944     $25,120,681 $11,523,622       $24,956,391 $10,588,999
ADDITIONS                                  107,131      943,784         123,149     933,322           164,290     934,623
                                        -----------------------     -----------------------       -----------------------

BALANCE AT CLOSE OF PERIOD              $25,350,961 $13,400,728     $25,243,830 $12,456,944       $25,120,681 $11,523,622
                                        =======================     =======================       =======================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $25,350,961 AT DECEMBER 31, 2001.

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