Form 10-Q
period 2002-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2002-05-14
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended March 31, 2002       Commission file number   000-16698

                 Brown-Benchmark Properties Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                        31-1209608
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification Number)



 225 East Redwood Street, Baltimore, Maryland              21202
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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                                     March 31,
                                                                       2002          December 31,
                                                                    (Unaudited)          2001
                                                                 ----------------  ----------------
 Assets
   Investment in real estate                                     $    11,728,779   $    11,950,233
   Cash and cash equivalents                                             584,091           563,187
   Other assets
     Accounts receivable, net                                             33,511            19,135
     Prepaid expenses                                                     44,083            15,868
     Escrow for real estate taxes                                        155,407           272,753
     Loan fees, less accumulated amortization
         of $98,708 and $93,022, respectively                              4,654            10,340
                                                                 ----------------  ----------------
           Total other assets                                            237,655           318,096
                                                                 ----------------  ----------------

           Total assets                                          $    12,550,525   $    12,831,516
                                                                 ================  ================



 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses                       $       519,786   $       635,865
     Tenant security deposits                                            116,632           113,348
     Due to affiliates                                                    16,737             8,891
     Mortgage loans payable                                           13,409,594        13,448,501
                                                                 ----------------  ----------------
           Total liabilities                                          14,062,749        14,206,605
                                                                 ----------------  ----------------


     Partners' Capital (Deficit)
       General Partners                                                 (243,847)         (241,104)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                            (1,183,463)       (1,049,082)
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                          (85,014)          (85,003)
         Subordinated Limited Partners                                       100               100
                                                                 ----------------  ----------------
           Total partners' capital (deficit)                          (1,512,224)       (1,375,089)
                                                                 ----------------  ----------------

         Total liabilities and partners' capital (deficit)       $    12,550,525   $    12,831,516
                                                                 ================  ================




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                         ----------------------------------
                                                              March 31,         March 31,
                                                                2002              2001
                                                          ----------------  ----------------
Revenues
     Rental income                                        $       981,833   $     1,037,202
     Interest income                                                  892             4,949
                                                          ----------------  ----------------

                                                                  982,725         1,042,151
                                                          ----------------  ----------------

Expenses
     Compensation and benefits                                    104,080           112,810
     Utilities                                                     69,765            93,955
     Property taxes                                                96,613            92,490
     Maintenance and repairs                                       43,947            69,808
     Property management fee                                       44,182            46,443
     Advertising                                                   10,133            11,289
     Insurance                                                     19,990             8,625
     Other                                                         18,118            22,078
     Administrative  and professional fees                         26,702            17,378
     Interest expense                                             255,962           263,923
     Depreciation of property and equipment                       233,340           233,340
     Amortization of loan fees                                      5,686             5,166
                                                          ----------------  ----------------

                                                                  928,518           977,305
                                                          ----------------  ----------------

Net income                                                $        54,207   $        64,846
                                                          ================  ================




Net income per unit of assignee
   limited partnership interest - basic                   $          0.11   $          0.13
                                                          ================  ================






                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                               Assignor Limited Partner
                                                            --------------------------------
                                                             Assignment
                                                             of Limited        Limited        Subordinated
                                             General        Partnership      Partnership        Limited
                                             Partners        Interests        Interests         Partners          Total
                                         ---------------  ---------------  ---------------  ---------------  ---------------
Balance at December 31, 2001             $     (241,104)  $   (1,049,082)  $      (85,003)  $          100   $   (1,375,089)

Net income                                        1,084           53,119                4                -           54,207

Distributions to partners                        (3,827)        (187,500)             (15)               -         (191,342)
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at March 31, 2002                $     (243,847)  $   (1,183,463)  $      (85,014)  $          100   $   (1,512,224)
                                         ===============  ===============  ===============  ===============  ===============





Balance at December 31, 2000             $     (227,278)  $     (371,634)  $      (84,949)  $          100   $     (683,761)

Net income                                        1,297           63,544                5                -           64,846

Distributions to partners                        (3,827)        (187,500)             (15)               -         (191,342)
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at March 31, 2000                $     (229,808)  $     (495,590)  $      (84,959)  $          100   $     (810,257)
                                         ===============  ===============  ===============  ===============  ===============



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended
                                                                         March 31,         March 31,
                                                                           2002              2001
                                                                     ----------------  ----------------

Cash flows from operating activities
   Net income                                                        $        54,207   $        64,846
   Adjustments to reconcile net income
     to net cash provided by operating activities
       Depreciation of property and equipment                                233,340           233,340
       Amortization of loan fees                                               5,686             5,166
       Changes in assets and liabilities
         Increase in accounts receivable                                     (14,376)           (1,648)
         Increase in prepaid expenses                                        (28,215)           (1,387)
         Decrease in escrow for real estate taxes                            117,346            93,127
         Decrease in accounts payable and accrued expenses                  (116,079)          (92,596)
         Increase in due to affiliates                                         7,846             3,129
         Increase (decrease) in tenant security deposits                       3,284              (558)
                                                                     ----------------  ----------------

Net cash provided by operating activities                                    263,039           303,419
                                                                     ----------------  ----------------

Cash flows from investing activities-
   additions to investment in real estate                                    (11,886)          (27,969)
                                                                     ----------------  ----------------

Cash flows from financing activities
   Distributions to partners                                                (191,342)         (191,342)
   Mortgage loan principal reduction                                         (38,907)          (63,218)
                                                                     ----------------  ----------------

Net cash used in financing activities                                       (230,249)         (254,560)
                                                                     ----------------  ----------------

Net increase in cash and cash equivalents                                     20,904            20,890
Cash and cash equivalents
   Beginning of period                                                       563,187           638,784
                                                                     ----------------  ----------------

   End of period                                                     $       584,091   $       659,674
                                                                     ================  ================






                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)




NOTE 1 - THE PARTNERSHIP AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 in 2002 did not have a material effect on the Partnership's financial statements.
NOTE 3 - INVESTMENT IN REAL ESTATE

Investment in real estate is summarized as follows:

                                      March 31, 2002         December 31, 2001

 Land                                  $  1,257,000             $  1,257,000
 Buildings                               21,416,568               21,416,568
 Furniture, fixtures
    and equipment                         2,689,279                2,677,393
                                          ---------                ---------
                                         25,362,847               25,350,961
 Less accumulated depreciation           13,634,068               13,400,728
                                         ----------               ----------
          Total                         $11,728,779              $11,950,233
                                        ===========              ===========


NOTE 4 - CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at March 31, 2002 and December 31, 2001.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Administrative General Partner was reimbursed for certain costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities totaling $16,737 and $11,455 during the three months ended March 31, 2002 and 2001, respectively.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties through January 7, 2002, earned a management fee of $3,422 in 2002 and $46,443 for the three months ended March 31, 2001, respectively. Effective January 7, 2002, the management agreement was assigned to NHP Management Company in anticipation of the assignment of the General Partner interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates (See Item 4. Submission of Matters to a Vote of Security Holders). NHP Management Company earned a management fee of $40,760 for the quarter ended March 31, 2002.


NOTE 6 - MORTGAGE LOANS PAYABLE

The mortgage loans bear interest at 7.7% and are due June 1, 2002. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at maturity. The General Partner has received a commitment from the existing lender to extend the loan for one year under terms similar to the existing loan, except the interest rate will be reduced to 7.5%.

The mortgage loan interest paid was $255,962 and $263,923 for the three months ended March 31, 2002 and 2001, respectively.


NOTE 7 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the periods ended March 31, 2002 and 2001.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the markets allow and to control operating expenses. The Partnership has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations in 2002.

         On May 13, 2002, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution will be funded from the operations of the three apartment properties during the first quarter of the year. Based on the operating results through the first quarter, and the budget for the remainder of the year, operating cash flow during 2002 is expected to fully fund a distribution rate of 6%.

         The Partnership's first mortgage loan with Canada Life Assurance Company matures June 1, 2002. The Partnership has received a commitment to extend the loan one year. All terms are essentially the same, except the interest rate will decrease from 7.7% to 7.5%. There will be no prepayment penalty and the loan may be paid off following a sixty-day written notice to the lender. The General Partners expect to evaluate the possibility of selling the portfolio during the extension period. If an acceptable selling price is not achievable, new financing will be secured.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2002.

Results of Operations

         First quarter 2002 revenues decreased by $59,426 (5.7%) when compared to revenues during the first quarter of 2001. The decrease in revenues through the first quarter is primarily due to the aggregate occupancy level of the portfolio decreasing from 94% in 2001 to 88% in 2002. The main reasons for the decrease in occupancy are due to the recession, new apartment construction and home buying. A slower economy has led to slower job growth and an increase in the unemployment rate in Ohio from 3.9% in March 2001 to 5.7% in March 2002. New apartment construction, primarily in Cincinnati, has caused the apartment rental market to be very competitive. Low mortgage interest rates have caused significant home buying by prospective and existing tenants which has contributed to the decrease in occupancy.

         First quarter operating expenses, excluding interest charges, depreciation and amortization costs decreased $41,346 (8.7%) versus similar expenses incurred during the first quarter of 2001. Operating expenses are expected to remain stable throughout the year.

         Through the first quarter of 2002, the aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $18,080 (3.2%) when compared to 2001.

         The average occupancy levels at Woodhills, in Dayton, Ohio during the first quarter was 86%, a decrease from 92% experienced in the first quarter of 2001. Rental revenues through the first quarter of 2002 were approximately $10,000 (3%) lower than those received in 2001 due to lower occupancy levels. The average rental rate at Woodhills increased slightly from $605 during the first quarter of 2001 to $612 during the same period in 2002. The Dayton apartment rental market remains competitive and management is focused on increasing occupancy during 2002. Management is attempting to increase occupancy without decreasing the rental rates.

         The average occupancy level at the Deerfield property in Cincinnati, Ohio during the first quarter was 90%; down from the 95% level sustained throughout the first quarter of 2001. During the first quarter of 2001 and 2002, the average rental rate of $645 at the community has not changed. Rental revenues received during the first quarter of 2002 decreased approximately $29,000 (7%) when compared to revenues received during the first quarter of 2001. The overall apartment vacancy rate in Greater Cincinnati increased from 7% in July 2001 to 12% in January 2002.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         Construction was completed for approximately 3,000 apartments during the quarter ended March 31, 2002 in Cincinnati. The new construction coupled with a slow economy were the primary factors for the increase in vacancy. Throughout the remainder of 2002, management will strive to return the property's occupancy level to 95%.

         At Oakbrook, in Columbus, Ohio, occupancy levels decreased from 92% during the first quarter of 2001 to 84% during the first quarter of 2002. Rental revenues through the first quarter of 2002 decreased by $16,600 (5%) when compared to 2001. The average rental rate increased from $610 to $620 when comparing the first quarter 2002 to the first quarter of 2001. Management continues to work diligently to increase occupancy levels at the Columbus property.

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


Consent to Transfer of General Partner Interest

     The Partnership has received the Unitholders approval to the assignment of the entire General Partnership interest of the Development General Partner to AIMCO/NHP Properties Inc. or one its affiliates. It is anticipated that the Certificate of Limited Partnership and the Limited Partnership Agreement will be amended to reflect the assignment of the Development General Partner interest by the end of the second quarter. (See Item 4. Submission of Matters to a Vote of Security Holders)

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


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

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  On March 15, 2002 the Partnership filed a Schedule 14A Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 soliciting the Unitholders' approval of the assignment of the entire General Partnership interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates.
Pursuant to Sections 6.1 and 6.2 of the Agreement of Limited Partnership, the Administrative General Partner requested the consents of a majority in interest of the holders of Units in the Partnership of record as of the close of business on March 15, 2002. As of the close of business on April 15, 2002, the due date of the consent response, 250,476 Units consented, 23,470 dissented and 226,054 did not respond to the consent solicitation. The Partnership has received the Unitholders approval to the assignment of the entire General Partnership interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates. It is anticipated that the Certificate of Limited Partnership and the Limited Partnership Agreement will be amended to reflect the assignment of the Development General Partner interest by the end of the second quarter.

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



                                    BROWN-BENCHMARK PROPERTIES
                                              LIMITED PARTNERSHIP



DATE:     05/13/02                  By:     /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Brown-Benchmark AGP, Inc.
                                    Administrative General Partner



DATE:     05/13/02                  By:     /s/   Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Brown-Benchmark AGP, Inc.
                                    Administrative General Partner