Form 10-Q
period 2002-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2002-08-09
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended  June 30, 2002       Commission file number   000-16698

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                           June 30,
                                                             2002         December 31,
                                                          (Unaudited)         2001
                                                       ---------------- ----------------
 Assets
   Investment in real estate                           $    11,522,650  $    11,950,233
   Cash and cash equivalents                                   501,515          563,187
   Other assets
     Accounts receivable, net                                   10,478           19,135
     Prepaid expenses                                          110,347           15,868
     Escrow for real estate taxes                               99,404          272,753
     Loan fees, less accumulated amortization
         of $103,362 and $93,022, respectively                 -                 10,340
                                                       ---------------- ----------------
           Total other assets                                  220,229          318,096
                                                       ---------------- ----------------

           Total assets                                $    12,244,394  $    12,831,516
                                                       ================ ================




 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued expenses             $       513,550  $       635,865
     Tenant security deposits                                  137,794          113,348
     Due to affiliates                                          13,881            8,891
     Mortgage loans payable                                 13,338,811       13,448,501
                                                       ---------------- ----------------
           Total liabilities                                14,004,036       14,206,605
                                                       ---------------- ----------------


     Partners' Capital (Deficit)
       General Partners                                       (248,795)        (241,104)
       Assignor Limited Partner:
         Assignment of Limited Partnership
           Interests - $25 stated value per
           unit, 500,000 units outstanding                  (1,425,914)      (1,049,082)
         Limited Partnership Interests -
           $25 stated value per unit,
           40 units outstanding                                (85,033)         (85,003)
       Subordinated Limited Partners                               100              100
                                                       ---------------- ----------------
           Total partners' deficit                          (1,759,642)      (1,375,089)
                                                       ---------------- ----------------

         Total liabilities and partners' deficit       $    12,244,394  $    12,831,516
                                                       ================ ================







                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended                     Six Months Ended
                                                  ---------------------------------     ---------------------------------
                                                      June 30,         June 30,             June 30,         June 30,
                                                        2002             2001                 2002             2001
                                                  ---------------- ----------------     ---------------- ----------------
Revenues
     Rental income                                $       943,133  $     1,044,692      $     1,924,966  $     2,081,893
     Interest income                                          442            3,820                1,334            8,769
                                                  ---------------- ----------------     ---------------- ----------------

                                                          943,575        1,048,512            1,926,300        2,090,662
                                                  ---------------- ----------------     ---------------- ----------------

Expenses
     Compensation and benefits                             92,235          117,282              196,315          230,092
     Utilities                                             62,620           64,085              132,385          158,040
     Property taxes                                        66,731           92,490              163,344          184,980
     Maintenance and repairs                              128,595          134,554              172,542          204,361
     Property management fee                               42,441           47,014               86,623           93,456
     Advertising                                           19,376           12,273               29,509           23,562
     Insurance                                             31,452            8,625               51,442           17,250
     Other                                                 36,435           13,701               54,552           35,780
     Administrative  and professional fees                 21,739            7,332               48,442           24,710
     Interest expense                                     259,483          262,975              515,445          526,898
     Depreciation of property and equipment               233,890          233,340              467,230          466,680
     Amortization of loan fees                              4,654            5,166               10,340           10,332
                                                  ---------------- ----------------     ---------------- ----------------

                                                          999,651          998,837            1,928,169        1,976,141
                                                  ---------------- ----------------     ---------------- ----------------

Net income (loss)                                 $       (56,076) $        49,675      $        (1,869) $       114,521
                                                  ================ ================     ================ ================




Net income (loss) per unit of assignee
   limited partnership interest - basic           $         (0.11) $          0.10      $         (0.00) $          0.22
                                                  ================ ================     ================ ================





                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                             Assignor Limited Partner
                                                          --------------------------------
                                                           Assignment
                                                           of Limited        Limited        Subordinated
                                            General       Partnership      Partnership        Limited
                                            Partners       Interests        Interests        Partners          Total
                                        --------------- ---------------  ---------------  --------------  ---------------

Balance at December 31, 2001            $     (241,104) $   (1,049,082)  $      (85,003)  $         100   $   (1,375,089)

Net loss                                           (37)         (1,832)              (0)              -           (1,869)

Distributions to partners                       (7,654)       (375,000)             (30)              -         (382,684)
                                        --------------- ---------------  ---------------  --------------  ---------------

Balance at June 30, 2002                $     (248,795) $   (1,425,914)  $      (85,033)  $         100   $   (1,759,642)
                                        =============== ===============  ===============  ==============  ===============





Balance at December 31, 2000            $     (227,278) $     (371,634)  $      (84,949)  $         100   $     (683,761)

Net income                                       2,290         112,222                9               -          114,521

Distributions to partners                       (7,654)       (375,000)             (30)              -         (382,684)
                                        --------------- ---------------  ---------------  --------------  ---------------

Balance at June 30, 2000                $     (232,642) $     (634,412)  $      (84,970)  $         100   $     (951,924)
                                        =============== ===============  ===============  ==============  ===============







                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                   June 30,         June 30,
                                                                                     2002             2001
                                                                               ---------------- ----------------
Cash flows from operating activities
   Net income (loss)                                                           $        (1,869) $       114,521
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
       Depreciation of property and equipment                                          467,230          466,680
       Amortization of loan fees                                                        10,340           10,332
       Changes in assets and liabilities
         Decrease (increase) in accounts receivable                                      8,657           (6,617)
         Increase in prepaid expenses                                                  (94,479)          (3,019)
         Decrease in escrow for real estate taxes                                      173,349            2,399
         (Decrease) increase in accounts payable and accrued expenses                 (122,315)          30,080
         Increase (decrease) in due to affiliates                                        4,990           (3,695)
         Increase (decrease) in tenant security deposits                                24,446           (6,223)
                                                                               ---------------- ----------------

Net cash provided by operating activities                                              470,349          604,458
                                                                               ---------------- ----------------

Cash flows from investing activities-
   additions to investment in real estate                                              (39,647)         (51,087)
                                                                               ---------------- ----------------

Cash flows from financing activities
   Distributions to partners                                                          (382,684)        (382,684)
   Mortgage loan principal reduction                                                  (109,690)        (127,385)
                                                                               ---------------- ----------------

Net cash used in financing activities                                                 (492,374)        (510,069)
                                                                               ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                                   (61,672)          43,302
Cash and cash equivalents
   Beginning of period                                                                 563,187          638,784
                                                                               ---------------- ----------------

   End of period                                                               $       501,515  $       682,086
                                                                               ================ ================








                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)




NOTE 1 - THE PARTNERSHIP AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2001 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is summarized as follows:

                                       June 30, 2002         December 31, 2001

Land                                   $  1,257,000             $  1,257,000
Buildings                                21,423,553               21,416,568
Furniture, fixtures
   and equipment                          2,710,054                2,677,393
                                        -----------              -----------
                                         25,390,607               25,350,961
Less accumulated depreciation            13,867,957               13,400,728
                                        -----------              -----------
         Total                          $11,522,650              $11,950,233
                                        ===========              ===========



NOTE 3 - CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at June 30, 2002 and December 31, 2001.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner was reimbursed for certain costs associated with administering the Partnership, including clerical services, investor communication services, and reports and filings made to regulatory authorities totaling $13,880 and $13,788 during the three months ended June 30, 2002 and 2001, respectively, and $30,617 and $27,339 for the six months ended June 30, 2002 and 2001 respectively.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties through January 7, 2002, earned a management fee of $3,422 in 2002 and $47,014 and $93,456 for the three and six months ended June 30, 2001, respectively. Effective January 7, 2002, the management agreement was assigned to NHP Management Company in anticipation of the assignment of the General Partner interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates. NHP Management Company earned a management fee of $42,441, and $83,201, for the three and six months ended June 30, 2002, respectively.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)


NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans had a stated rate of interest of 7.7% through June 1, 2002 (original maturity). Monthly payments were based on a 25-year amortization schedule with a balloon payment due at maturity. Effective June 1, 2002 the existing lender agreed to extend the loan for one year under terms similar to the existing loan, except the interest rate was reduced to 7.5%.

The mortgage loan interest paid was $512,320 and $526,622 for the six months ended June 30, 2002 and 2001, respectively.


NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the periods ended June 30, 2002 and 2001.

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

         On August 12, 2002, the Partnership will make a cash distribution to its partners totaling $191,342, representing an annualized return of 6% on invested capital. This distribution will be funded from the operations of the three apartment properties and working capital reserves available at the end of the second quarter of the year.

         The Partnership's first mortgage loan with Canada Life Assurance Company matured June 1, 2002. The Partnership extended the loan for one year. All terms are essentially the same, except the interest rate decreased from 7.7% to 7.5%. There will be no prepayment penalty and the loan may be paid off following a sixty-day written notice to the lender.

         The Partnership is currently negotiating to sell the portfolio of apartment properties. Although these negotiations are serious, there are no assurances that an acceptable contract of sale will be finalized and the properties will be sold. If an acceptable sale is not achievable, new financing will be secured.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2002.

Results of Operations

         Second quarter 2002 revenues decreased by $104,937 (10%) when compared to revenues during the second quarter of 2001. Through the first half of 2002, revenues decreased by $164,362 (8%) when compared to revenues during the first half of 2001. The decreases in revenues are a result of higher rental concessions and lower aggregate occupancy levels of the portfolio. The primary reasons for the decrease in occupancy and revenues are the effects of the recession, new apartment construction and home buying. A slower economy has led to slower job growth and an increase in the unemployment rate in Ohio from 3.9% in March 2001 to 5.6% in June 2002. New apartment construction, primarily in Cincinnati, has caused the apartment rental market to be very competitive. Low mortgage interest rates have caused significant home buying by prospective and existing tenants which has contributed to the decrease in occupancy and demand for apartments.

         Second quarter operating expenses, excluding interest charges, depreciation and amortization costs increased $4,268 (less than 1%) versus similar expenses incurred during the second quarter of 2001. Through the first half of the year, similar expenses have decreased $37,077 (4%), versus 2001. Operating costs are expected to rise modestly during the second half of the year due primarily to an increase in repairs and maintenance expenses, including expenses to ready apartments for new tenants.

         Due to the decrease in occupancy and revenues through the first half of 2002, the aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $127,285 (11%) when compared to the first half of 2001.

         Occupancy levels at Woodhills, in Dayton, Ohio, decreased from 91% during the first half of 2001 to 89% during the first half of 2002. Rental revenues through the first half of 2002 were approximately $46,000 lower than those received in 2001. The average rental rate at Woodhills increased by $6 from $606 during the second quarter of 2001 to $612 during the second quarter of 2002.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         The average occupancy level at the Deerfield property averaged 95% through the first half of 2001. Through the same period in 2002 occupancy averaged 90%. The average rental rate at the community has decreased from approximately $646 during the second quarter of 2001 to $642 during the second quarter of 2002. Rental revenues received during the first half of 2002 decreased approximately $71,000 when compared to revenues received during the first half of 2001. The overall apartment vacancy rate in Greater Cincinnati as of June 2002 is approximately 9%.

         At Oakbrook, in Columbus, Ohio, occupancy averaged 88% through the first two quarters of 2002 which is a decrease from the 93% averaged during the same period in 2001. Rental rates have decreased from $616 during the second quarter of 2001 to $591 during the second quarter of 2002. Rental revenues through the first half of 2002 decreased by approximately $41,000 when compared to 2001.

         Management has successfully implemented various leasing strategies to improve the occupancy of all three properties. As of the first week of July 2002, occupancy at Woodhills was 96%, at Deerfield it was 93% and at Oakbrook it was 98%. We are optimistic that these trends will continue.

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

Consent to Transfer of General Partner Interest

         The Partnership has received the Unitholders approval to the assignment of the entire General Partnership interest of the Development General Partner to AIMCO/NHP Properties Inc. or one its affiliates. At the date of this filing the assignment of the General Partner interest held by the Development General Partner has not been consummated. It remains uncertain at this time whether or not the General Partnership interest held by the Development General Partner will be assigned.

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

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

      a) Exhibits

             Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      b) Reports on Form 8-K:     None

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



                             BROWN-BENCHMARK PROPERTIES
                               LIMITED PARTNERSHIP



DATE:     08/6/02            By:     /s/  John M.Prugh
                             John M. Prugh
                             President and Director
                             Brown-Benchmark AGP, Inc.
                             Administrative General Partner



DATE:     08/6/02            By:     /s/   Timothy M.Gisriel
                             Timothy M. Gisriel
                             Treasurer
                             Brown-Benchmark AGP, Inc.
                             Administrative General Partner