Form 10-Q
period 2002-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2002-11-14
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ------------------------------------

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------


For Quarter Ended    September 30, 2002     Commission file number   000-16698
                  -----------------------                         -------------

                 Brown-Benchmark Properties Limited Partnership
                -------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                31-1209608
    ---------------------------               -----------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)               Identification Number)



 225 East Redwood Street, Baltimore, Maryland               21202
 --------------------------------------------              --------
   (Address of Principal Executive Offices)               (Zip Code)


    Registrant's Telephone Number, Including Area Code:     (410) 727-4083
                                                            --------------

                                       N/A
                     -------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X                             No
                     -----------                          -----------

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                      INDEX

                                                                       Page No.

Part I.  Financial Information

  Item 1.   Financial Statements

            Balance Sheets                                                    1
            Statements of Operations                                          2
            Statements of Partners' Capital (Deficit)                         3
            Statements of Cash Flows                                          4
            Notes to Financial Statements                                   5-6


  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7-8


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        9

  Item 4.   Controls and Procedures                                           9

Part II. Other Information

  Item 1. through Item 6.                                                  9-10

  Signatures                                                                 11

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                                       September 30,
                                                                           2002         December 31,
                                                                        (Unaudited)         2001
                                                                     ---------------- ----------------
 Assets
   Investment in real estate                                         $    11,348,954  $    11,950,233
   Cash and cash equivalents                                                 305,106          563,187
   Other assets
     Accounts receivable, net                                                 19,903           19,135
     Prepaid expenses                                                        126,063           15,868
     Escrow for real estate taxes                                            100,822          272,753
     Loan fees, less accumulated amortization
         of $103,362 and $93,022, respectively                               -                 10,340
                                                                     ---------------- ----------------
           Total other assets                                                246,788          318,096
                                                                     ---------------- ----------------

           Total assets                                              $    11,900,848  $    12,831,516
                                                                     ================ ================




 Liabilities and Partners' Capital (Deficit)
    Liabilities
     Accounts payable and accrued expenses                           $       463,320  $       635,865
     Tenant security deposits                                                142,259          113,348
     Due to affiliates                                                        33,016            8,891
     Mortgage loans payable                                               13,274,225       13,448,501
                                                                     ---------------- ----------------
           Total liabilities                                              13,912,820       14,206,605
                                                                     ---------------- ----------------


   Partners' Capital (Deficit)
     General Partners                                                       (253,842)        (241,104)
     Assignor Limited Partner:
       Assignment of Limited Partnership
         Interests - $25 stated value per
         unit, 500,000 units outstanding                                  (1,673,177)      (1,049,082)
       Limited Partnership Interests -
         $25 stated value per unit,
         40 units outstanding                                                (85,053)         (85,003)
     Subordinated Limited Partners                                               100              100
                                                                     ---------------- ----------------
           Total partners' deficit                                        (2,011,972)      (1,375,089)
                                                                     ---------------- ----------------

           Total liabilities and partners' deficit                   $    11,900,848  $    12,831,516
                                                                     ================ ================




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended                    Nine Months Ended
                                                  ---------------------------------     ---------------------------------
                                                    September 30,    September 30,        September 30,    September 30,
                                                        2002             2001                 2002             2001
                                                  ---------------- ----------------     ---------------- ----------------
Revenues
     Rental income                                $     1,057,489  $     1,025,232      $     2,982,455  $     3,107,126
     Interest income                                          200            3,158                1,534           11,926
                                                  ---------------- ----------------     ---------------- ----------------

                                                        1,057,689        1,028,390            2,983,989        3,119,052
                                                  ---------------- ----------------     ---------------- ----------------
Expenses
     Compensation and benefits                            114,210          113,104              310,525          343,197
     Utilities                                            104,870           75,774              237,255          233,814
     Property taxes                                        81,451           92,490              244,795          277,470
     Maintenance and repairs                              157,094          155,684              329,636          360,045
     Property management fee                               46,353           46,124              132,976          139,581
     Advertising                                           19,207            9,434               48,716           32,996
     Insurance                                             31,147            8,625               82,589           25,875
     Other                                                 20,357           15,614               74,910           51,392
     Administrative  and professional fees                 38,398           12,471               86,839           37,181
     Interest expense                                     268,808          262,034              784,253          788,932
     Depreciation of property and equipment               236,782          233,340              704,012          700,020
     Amortization of loan fees                                  0            5,166               10,340           15,498
                                                  ---------------- ----------------     ---------------- ----------------

                                                        1,118,677        1,029,860            3,046,846        3,006,001
                                                  ---------------- ----------------     ---------------- ----------------

Net income (loss)                                 $       (60,988) $        (1,470)     $       (62,857) $       113,051
                                                  ================ ================     ================ ================




Net income (loss) per unit of assignee
   limited partnership interest - basic           $         (0.12) $         (0.00)     $         (0.12) $          0.22
                                                  ================ ================     ================ ================





                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             Assignor Limited Partner
                                                          --------------------------------
                                                           Assignment
                                                           of Limited        Limited        Subordinated
                                            General       Partnership      Partnership        Limited
                                            Partners       Interests        Interests        Partners          Total
                                        --------------- ---------------  ---------------  --------------  ---------------
Balance at December 31, 2001            $     (241,104) $   (1,049,082)  $      (85,003)  $         100   $   (1,375,089)

Net loss                                        (1,257)        (61,595)              (5)              -          (62,856)

Distributions to partners                      (11,481)       (562,500)             (45)              -         (574,026)
                                        --------------- ---------------  ---------------  --------------  ---------------

Balance at September 30, 2002           $     (253,842) $   (1,673,177)  $      (85,053)  $         100   $   (2,011,971)
                                        =============== ===============  ===============  ==============  ===============





Balance at December 31, 2000            $     (227,278) $     (371,634)  $      (84,949)  $         100   $     (683,761)

Net income                                       2,261         110,781                9               -          113,051

Distributions to partners                      (11,481)       (562,500)             (45)              -         (574,026)
                                        --------------- ---------------  ---------------  --------------  ---------------

Balance at September 30, 2001           $     (236,498) $     (823,353)  $      (84,985)  $         100   $   (1,144,736)
                                        =============== ===============  ===============  ==============  ===============



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                      September 30,    September 30,
                                                                          2002             2001
                                                                    ---------------- ----------------
Cash flows from operating activities
   Net income (loss)                                                $       (62,857) $       113,051
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
       Depreciation of property and equipment                               704,012          700,020
       Amortization of loan fees                                             10,340           15,498
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable                            (768)           1,929
         (Increase) decrease in prepaid expenses                           (110,195)           4,770
         Decrease in escrow for real estate taxes                           171,931           41,848
         Decrease in accounts payable and accrued expenses                 (172,545)         (13,402)
         Increase (decrease) in due to affiliates                            24,125           (1,219)
         Increase (decrease) in tenant security deposits                     28,911          (10,164)
                                                                    ---------------- ----------------

Net cash provided by operating activities                                   592,954          852,331
                                                                    ---------------- ----------------

Cash flows from investing activities-
   additions to investment in real estate                                  (102,733)         (77,726)
                                                                    ---------------- ----------------

Cash flows from financing activities
   Distributions to partners                                               (574,026)        (574,026)
   Mortgage loan principal reduction                                       (174,276)        (192,492)
                                                                    ---------------- ----------------

Net cash used in financing activities                                      (748,302)        (766,518)
                                                                    ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                       (258,081)           8,087
Cash and cash equivalents
   Beginning of period                                                      563,187          638,784
                                                                    ---------------- ----------------

   End of period                                                    $       305,106  $       646,871
                                                                    ================ ================



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)


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


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is summarized as follows:

                                     September 30, 2002       December 31, 2001

 Land                                   $  1,257,000             $  1,257,000
 Buildings                                21,416,568               21,416,568
 Furniture, fixtures
    and equipment                          2,780,126                2,677,393
                                       -------------            -------------
                                          25,453,694               25,350,961
 Less accumulated depreciation            14,104,740               13,400,728
                                        ------------             ------------
          Total                          $11,348,954              $11,950,233
                                         ===========              ===========



NOTE 3 - CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at September 30, 2002 and December 31, 2001.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner was reimbursed for certain costs associated with administering the Partnership, including clerical services, investor communication services, legal services, and reports and filings made to regulatory authorities totaling $33,016 and $7,107 during the three months ended September 30, 2002 and 2001, respectively, and $63,633 and $23,193 for the nine months ended September 30, 2002 and 2001 respectively.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties through January 7, 2002, earned a management fee of $3,422 in 2002 and $46,124 and $139,581 for the three and nine months ended September 30, 2001, respectively. Effective January 7, 2002, the management agreement was assigned to NHP Management Company in anticipation of the assignment of the General Partner interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates. NHP Management Company earned a management fee of $46,353, and $129,554, for the three and nine months ended September 30, 2002, respectively.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)



NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans had a stated rate of interest of 7.7% through June 1, 2002 (original maturity). Monthly payments were based on a 25-year amortization schedule with a balloon payment due at maturity. Effective June 1, 2002 the lender agreed to extend the loans for one year under terms similar to the existing loans, except the interest rate was reduced to 7.5%.

The mortgage loan interest paid was $784,253 and $788,932 for the nine months ended September 30, 2002 and 2001, respectively.


NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the Statement of Operations and is based upon average units outstanding of 500,000 during the periods ended September 30, 2002 and 2001.

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

         On November 13, 2002, the Partnership will make a cash distribution to its partners totaling $95,671, representing an annualized return of 3% on invested capital. This distribution will be funded from the operations of the three apartment properties and working capital reserves available at the end of the third quarter of the year. The distribution is a decrease from the first two quarters which represented an annualized return of 6% on invested capital. The Partnership has decreased the distribution pending the final outcome of a number of engineering studies of the three properties as a result of the positioning of the properties for sale. We anticipate that various capital improvements may be needed but are currently unsure of the extent and costs. Consequently, the Partnership is taking a prudent and conservative approach to its cash flow distribution policy.

         The Partnership's first mortgage loans with Canada Life Assurance Company matured June 1, 2002. The Partnership extended the loans for one year. All terms are essentially the same, except the interest rate decreased from 7.7% to 7.5%. There will be no prepayment penalty and the loans may be paid off following a sixty-day written notice to the lender.

         The Partnership has been negotiating to sell the portfolio of apartment properties. Although these negotiations are serious, there are no assurances that an acceptable contract of sale will be finalized and the properties will be sold. If an acceptable sale is not achievable, new financing will be secured.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2002.

Results of Operations

         Third quarter 2002 revenues increased by $29,299 (3%) when compared to revenues during the third quarter of 2001. Through the first three quarters of 2002, revenues decreased by $135,063 (4%) when compared to revenues during the same period in 2001. The decrease in revenues is a result of higher rental concessions and lower aggregate occupancy levels of the portfolio experienced mainly in the first half of the year. Management has successfully implemented various leasing strategies to improve the occupancy of all three properties. Consequently, revenues have increased in the third quarter of 2002 and we are optimistic this trend will continue. The primary reasons for the decrease in occupancy and revenues in the first half of the year were the effects of the recession, new apartment construction and home buying. A slower economy led to slower job growth and an increase in the unemployment rate in Ohio. New apartment construction, primarily in Cincinnati, has caused the apartment rental market to be very competitive. Low mortgage interest rates have caused significant home buying by prospective and existing tenants which contributed to the decrease in occupancy and demand for apartments.

         Third quarter operating expenses, excluding interest charges, depreciation and amortization costs increased $83,767 (16%) versus similar expenses incurred during the third quarter of 2001. Through the third quarter of the year, similar expenses have increased $46,690 (3%), versus 2001. As anticipated, operating costs have increased during the third quarter of 2002 due primarily to expenses to ready apartments for new tenants and, advertising and administrative and professional fees related to partnership reporting and sale activity.

         The aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $181,753 (11%) when compared to the first three quarters of 2001.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

         Occupancy levels at Woodhills, in Dayton, Ohio, increased from 90% through the third quarter of 2001 to 92% for the same period in 2002. The average rental rate at Woodhills increased from $605 during the third quarter of 2001 to $626 during the third quarter of 2002. However, due to leasing incentives, rental revenues through the third quarter of 2002 were approximately $35,000 lower than in 2001.

         The average occupancy level at the Deerfield property was 92% through the first three quarters of 2002. Through the same period in 2001 occupancy averaged 94%. The average rental rate of approximately $650 at the community in the third quarter of 2002 remains unchanged from the same period in 2001. Rental revenues during the first three quarters of 2002 decreased approximately $78,000 when compared to revenues for the first three quarters of 2001.

         At Oakbrook, in Columbus, Ohio, occupancy averaged 91% through the third quarter of 2002 which is a slight decrease from the 92% averaged during the same period in 2001. Rental rates have increased slightly from $622 during the third quarter of 2001 to $624 during the third quarter of 2002. Rental revenues through the third quarter of 2002 decreased by approximately $12,000 when compared to 2001.

           As of the end of October 2002, occupancy was 97% at Woodhills and Deerfield and 96% at Oakbrook. We are optimistic that these trends will continue along with reduced concession costs and professional fees for the balance of the year.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

            The Partnership has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Partnership's $13,274,225 mortgage is at a fixed rate of 7.5% and the loans mature on June 1, 2003.


Item 4.   Controls and Procedures

          Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

          Inapplicable

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 6.     Exhibits and Reports on Form 8-K

a)       Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit  99.5   Certification  of  Principal   Executive  Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.6 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.7 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.8 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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



DATE:     11/13/02                By:     /s/  John M.Prugh

                                  John M. Prugh
                                  President and Director
                                  Brown-Benchmark AGP, Inc.
                                  Administrative General Partner



DATE:      11/12/02               By:     /s/   Timothy M.Gisriel

                                  Timothy M. Gisriel
                                  Treasurer
                                  Brown-Benchmark AGP, Inc.
                                  Administrative General Partner