Form 10-K
period 2002-12-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2003-03-27
CIK 818084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
{ X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934


                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                Yes                            No     X

     As of December 31, 2002, there were 499,600 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference


The Annual Report for 2002 is incorporated by reference.

                BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP





                                      INDEX

                                                                                   Page (s)
Part I


         Item 1.    Business                                                           3
         Item 2.    Properties                                                         4
         Item 3.    Legal Proceedings                                                  4
         Item 4.    Submission of Matters to a Vote
                            of  Security Holders                                       4


Part II

         Item 5.    Market for Registrant's Common Equity
                            and Related Partner Matters                                5
         Item 6.    Selected Financial Data                                            5
         Item 7.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                       6-8
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk         8
         Item 8.    Financial Statements and Supplementary Data                        8
         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                           8


Part III

         Item 10.   Directors and Executive Officers of the Registrant               9-10
         Item 11.   Executive Compensation                                            10
         Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management and Related Partner Matters                   11
         Item 13.   Certain Relationships and Related Transactions                    11
         Item 14.   Controls and Procedures                                           12


Part IV

         Item 15.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                         12-24

                    Signatures                                                        25


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

         The General Partners of the Partnership are Brown-Benchmark AGP, Inc., a Maryland corporation (the "Administrative General Partner"), and Benchmark Equities, Inc., an Ohio corporation (the "Development General Partner"). On March 4, 2002, the Partnership filed a preliminary Schedule 14A Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 soliciting the Unitholders' approval of the assignment of the entire General Partnership interest of the Development General Partner to AIMCO/NHP Properties, Inc. or one of its affiliates. NHP is a wholly owned subsidiary of AIMCO Properties, L.P., a Delaware limited partnership, and the assignee of the existing Management Agreements on each of the Partnership's three apartment communities (see below). AIMCO Properties L.P. is the operating partnership of Apartment Investment and Management Company, a Maryland corporation which is a publicly traded real estate investment trust. Despite the solicitation and consent of the Unitholders' to this assignment, the General Partner interest of the Development Partner, was not transferred to AIMCO/NHP and is still retained by Benchmark Equities, Inc..

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

         Each of the Partnership's three Properties was constructed by an affiliate of the Development General Partner under the terms of a guaranteed fixed-price development agreement. The Partnership's investment in real estate at December 31, 2002 was $25,495,792 before depreciation charges, of which approximately 52% was funded by long-term loans.

         The Partnership's residential apartment communities face competition from similar properties in their locations. The competition is based on the proximity of the Properties to area employers and commercial and retail facilities. In addition, consideration has been given to the comparability of quality, amenities, rental rates and unit sizes. Additionally, the residential apartment communities are competing with home buying as low mortgage interest rates have caused a significant jump in home buying by prospective and existing tenants. The Partnership's annual report discusses operations and current leasing information at the properties and is incorporated by reference in Item
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K, herein.

         Pursuant to the terms of a Property Management Agreement with the Partnership, each of the Properties is managed by NHP Management Company, the Property Manager. The Property Management Agreements are renewable on a year-to-year basis and may be terminated by the Partnership upon 30 days notice without cause. The Property Manager receives a Property Management Fee of 4.5% of gross monthly operating revenues of each Property. See Note 5. "Related Party Transactions," in Item 8. Financial Statements and Supplementary Data, herein. Under the terms of the Property Management Agreements, the Property Manager is responsible for performing, or paying others to perform on its behalf, all leasing-related and other property management services for the Properties. The management and administration of the Partnership is performed by the General Partners or an affiliate thereof.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 2.  Properties

         The Partnership owns land and improvements as described below:



                         Gross Investment                       2002
Name, Location             In Property                      Rental Income
--------------             -----------                      -------------

Woodhills                 $ 7,886,669                        $ 1,210,504
West Carrollton,
Montgomery County,
Ohio

Approximately 15 acres as a 186-unit multifamily community, consisting of 12 one-story villas, 54 two-story town-houses, 5 three-story garden-style buildings containing 120 units, a swimming pool, volleyball court, and a clubhouse.



Oakbrook                  $ 7,848,925                        $ 1,242,714
Reynoldsburg,
Franklin County,
Ohio

Approximately 22 acres as a 181-unit multifamily community, consisting of 20 one-story villas, 81 two-story townhouses, 5 two-story garden-style buildings containing 80 units, a swimming pool, volleyball court and a clubhouse.




Deerfield                 $ 9,760,198                       $ 1,598,116
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

         As of December 31, 2002, there were 464 holders of 500,000 Units of the registrant. See Item 12, Security Ownership of Certain Beneficial Owners and Management, herein.

         Annual distributions of cash to the investors were $669,396, $765,368, $765,368, $765,368 and $765,352 for the years ended December 31, 2002, 2001,
2000, 1999 and 1998, respectively, of which 98% was allocated to Unitholders and 2% to the General Partners. See Item 8, Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and accompanying notes in Item 8, Financial Statements and Supplementary Data, herein.

                                2002             2001              2000            1999              1998

Rental income            $   4,051,334     $  4,094,636     $   4,081,685     $  3,996,371    $    3,888,213
Net income/(loss)             (153,400)          74,040           149,434          162,838            40,949
Net income/(loss)
  per Unit                        (.30)             .15               .29              .32               .08

Total assets                11,806,358       12,831,516        13,754,230       14,636,231        15,470,731
Mortgage loans
  payable                   13,176,703       13,448,501        13,710,478       13,953,098        14,177,678

Partners' capital(deficit)  (2,197,885)      (1,375,089)         (683,761)         (67,827)          534,703

Cash distribution paid
per Unit of assignee
limited partnership
interest from:
     operations                    .96             1.31              1.45             1.42              1.40
     return of capital             .35              .19               .05              .08               .10



                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition and Results
                           of Operations

Liquidity and Capital Resources

         The Partnership's liquidity is largely dependent on its ability to maintain reasonably high occupancy levels, achieve rental rate increases as the respective markets allow and to control operating expenses. The Partnership currently has sufficient liquid assets from its rental revenues to satisfy its anticipated operating expenditures and debt service obligations for 2003.

         During 2002, the Partnership made distributions to its partners totaling 5.25% on invested capital. Operating net cash flow, as defined in the Partnership Agreement, generated from the three apartment communities totaled $423,354, and funded 63% of the distribution while the balance was funded from working capital. On February 18, 2003, the Partnership made a cash distribution to its partners totaling $95,663, representing an annualized return of 3% on invested capital. Based upon the preliminary 2003 budget and the required capital improvements identified by an engineering study, operating cash flow is expected to fully fund a distribution rate of 3% in 2003.

         The Partnership's long-term debt with Canada Life Assurance Company matures on June 1, 2003. The General Partners have obtained a commitment from the existing lender to extend the loan for one additional year through June 1, 2004. All terms remain the same, except that the interest rate will decrease to 6.5% from 7.5% effective June 1, 2003. There will be no prepayment penalty and the loan may be paid off following a sixty-day notice to the lender. The General Partners expect to evaluate the possibility of selling the portfolio during our extension period. Should an acceptable selling price not be achievable, we expect to secure long term financing to refinance our existing debt and fund capital improvement reserves for future replacements.

         The Partnership does not anticipate any additional significant capital improvements or repair costs that might adversely impact its liquidity in 2003.

Results of Operations

         Rental revenues for the three apartment communities decreased $43,302, or 1.1%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, versus an increase of $12,951, or .3%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease in 2002 was a result of increased rental concessions offset by increased occupancy at each of the properties. The increase in 2001 was a result of higher rental rates at each of the properties resulting in revenue growth despite decreases in aggregate occupancy levels. The average monthly rental rate (inclusive of concessions) for the portfolio increased from $612 in 2000 to $624 in 2001 but decreased to $600 in 2002, representing an increase of approximately 2% in 2001 and a decrease of approximately 4% in 2002. Collectively, the properties' average occupancy level was 93% in 2000, 91% in 2001 and 93% in 2002.

         Management remains diligent in its efforts to control operating expenditures at each of the three communities while preserving the invested capital. Total operating expenses, excluding interest charges, depreciation and amortization costs, increased by 7.6% in 2002 compared to 2001 and 4.3% in 2001 compared to 2000. The majority of the increase in 2002 was due to increased insurance premiums, and higher administrative, advertising and professional fees relating to reporting and potential sale activity. The increase in 2001 was due primarily to higher maintenance and repair costs, including exterior painting of a portion of the communities.

         The proportionately larger increase in operating expenses (excluding interest charges, depreciation and amortization) versus revenues during 2002 and 2001 resulted in decreases of approximately $154,875 (or 7.6%), and $84,300 (or 3.9%), respectively in the combined properties' net operating income.

         Interest expense on the Partnership's mortgage loans increased $14,842 in 2002. This was the result of the loan extension fee partly offset by a reduced principal balance and savings from the reduced interest rate. Interest expense decreased $19,388 in 2001, due to a reduced principal balance. Principal payments totaled $271,798 in 2002, $261,977 in 2001 and $242,620 in 2000.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Results of Operations (continued)

         Capital expenditures for all three communities during 2002 totaled $144,831 and consisted primarily of carpet replacements and upgrades to the unit interiors. Similar improvements to the properties totaled $107,131 and $123,149 in 2001 and 2000, respectively.

         The average occupancy level experienced at the Oakbrook property in Columbus, Ohio was 92% in 2002, up from 91% in 2001. The increase in occupancy resulted from decreased rental rates, necessitated by competition from other communities. The average market rental rate at Oakbrook decreased from $616 in 2001 to $600 in 2002. The decline in rental revenue was offset by increases in fee income, causing total revenues to increase $14,622 in 2002 versus 2001. The apartment market in Columbus remains extremely competitive given the new supply coupled with the favorable environment for first-time home buyers resulting from low interest rates. Management expects to continue marketing efforts in 2003 in an attempt to improve our property's share of the market.

         At the Woodhills property in Dayton, Ohio the average occupancy level in 2002 was 93%, up from 90% in 2001. Due to increased rental concessions, the average market rental rate (inclusive of rental concessions) decreased from $603 in 2001 to $579 in 2002. Revenues at Woodhills decreased by $13,295 in 2002 versus 2001. The apartment market in Dayton remains competitive. There has not been significant growth in the local economy and low interest rates have made home ownership a more affordable alternative. Management is focused on tenant retention to maintain the property's occupancy level during this difficult environment.

         The average occupancy level experienced at the Deerfield property in Cincinnati, Ohio remained at 93% in 2002, the same as 2001. However, the average market rental rate (inclusive of rental concessions) decreased from $648 in 2001 to $618 in 2002, a result of increased concessions. The decline in rental revenue was partly offset by increases in fee income, resulting in a $44,629 decrease in total revenue in 2002 versus 2001. The Cincinnati market is experiencing an over-supply of apartment units and the market occupancy has dropped below 90%.

         During 2003, management will strive to improve the portfolio's net operating income by achieving revenue growth through improved occupancy levels, while controlling operating expenditures.

New Accounting Pronouncement

         In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that on or after January 1, 2002, either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet. Adoption of SFAS No. 144 effective January 1, 2002 did not affect the Partnership's financial statements.

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

Critical Accounting Policies (continued)

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


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership has exposure to changing interest rates since its long-term debt matures on June 1, 2003. The General Partners have obtained a commitment with the current lender to extend the existing loans for a period of one additional year through June 1, 2004. All terms remain the same, except that the interest rate will decrease from 7.5% to 6.5% effective June 1, 2003. The General Partners expect to evaluate the possibility of selling the portfolio during the extension period. Should an acceptable selling price not be achievable, we expect to secure long-term financing at the then current market rate.



Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements:
                                                            Page(s)
                                                       Herein    Annual Report
                                                       ------    -------------

      Independent Auditors' Report                       13           4
      Balance Sheets                                                  5
      Statements of Operations                                        6
      Statements of Partners' Capital (Deficit)                       7
      Statements of Cash Flows                                        8
      Notes to Financial Statements                                9-15
      Financial Statement Schedules
        Schedule III - Real Estate and
        Accumulated Depreciation                      14-15

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

         The directors and executive officers of the General Partners are as follows:

The Development General Partner

     Benchmark Equities, Inc., the Development General Partner, is an Ohio corporation. Affiliated companies of the Development General Partner include its parent, Benchmark Communities, Inc., formerly known as "Vindale Corporation," which was organized in 1946, and since 1978 has concentrated on the development, construction and marketing of residential developments, Benchmark Homes, Inc., the general contractor for the properties and Benchmark Properties, Inc., the former property manager at the properties.

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

         The following individuals are the directors and principal officers of Benchmark Equities, Inc.:

         Daniel P. Riedel, age 63, has been the Chairman, President and Director of Benchmark Equities, Inc. since its inception in 1987. His responsibilities include administration, marketing, finance and planning. His background includes over 32 years in manufacturing, land development and marketing. Mr. Riedel has been an officer or director of Benchmark Communities, Inc. for 28 years and has held management positions for his entire 38 year career with Benchmark Communities, Inc. He graduated Cum Laude from Michigan State University in 1961, majoring in Industrial Management.

     Deborah J. Maxson, age 40, has been Treasurer of Benchmark Equities, Inc. and President of Benchmark Properties, Inc. since 1998. Prior to 1998 she was the Controller of Benchmark Properties, Inc. from 1988-1998. She has been with Benchmark since 1986. She attended Fort Sterlacom Community College majoring in accounting.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

The Administrative General Partner (continued)

         The following individuals are the directors and principal officers of Brown-Benchmark AGP, Inc.:

     John M. Prugh, age 54, has been a Director and President of the Administrative General Partner since 1987 and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 50, has been the Director and Vice President of the Administrative General Partner since its inception in 1987. He has also been a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 56, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1989, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 46, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
               Related Partner Matters

         The following are known to the Partnership to own beneficially more than 5% of the outstanding assignee units of limited partnership interest of the Partnership.

                                                             Amount of Nature of
Title of Class             Name of Beneficial Owner          Beneficial Ownership*     Percent of Class

Assignee Units             CMG Ventures, LLC                        43,250                    8.7%
of Limited                 999 Third Avenue,  Suite 3800
Partnership Interest       Seattle,  WA 98104


Assignee Units             Equity Resources Group, Inc.             33,500                    6.7%
of Limited                 44 Brattle Street
Partnership Interest       Cambridge,  MA 02138

Assignee Units             Ira Gaines                               29,344                    5.9%
of Limited                 3116 East Shea Boulevard
Partnership Interest       Phoenix,  AZ  85028


Assignee Units             McKenzie Patterson, Inc                  28,180                    5.6%
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

         No securities of the Partnership are authorized for issuance under equity compensation plans at December 31,2002.

Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Partnership. For a summarization of fees paid during 2002, 2001 and 2000, and to be paid to the General Partners and their affiliates at December 31, 2002, see Note 5. "Related Party Transactions" in
Item 8. Financial Statements and Supplementary Data, herein.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



Item 14.  Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the administrative general partner, of the effectiveness of the design and operation of disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.





                                     PART IV



Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

               (13) Annual Report for 2002.
                  (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (99.3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (99.4) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 15.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K (continued)

         3. Exhibits: (continued)

                (99.5) Certification of Principal Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

                (99.6) Certification of Principal Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

                (99.7) Certification of Principal Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

                (99.8) Certification of Principal Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: None.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Brown-Benchmark Properties Limited Partnership:

Under date of January 24, 2003, we reported on the balance sheets of Brown-Benchmark Properties Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002 which are included in the Annual Report on Form 10-K for 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG LLP



Baltimore, Maryland
January 24, 2003

BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
31-Dec-02



        COLUMN A              COLUMN B              C O L U M N   C                  COLUMN D
------------------------ ---------------- ------------------------------------  --------------------

                                                                                    COST CAPITAL
                                                                                      SUB. TO
                                             INITIAL COST TO THE PARTNERSHIP        ACQUISITION
                                          ------------------------------------  --------------------
                                                                      FURN.                  FURN.
                                                        BLDG. &       FIX &      BLDG. &     FIX. &
       DESCRIPTION          ENCUMBRANCES      LAND      IMPROV.       EQUIP      IMPROV.      EQUP
------------------------ ---------------- ------------------------------------  --------------------

WOODHILLS                    $4,001,382     245,000    6,608,969     540,981    118,511      373,208
WEST CARROLLTON, OHIO
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                      3,911,307     455,000    6,320,080     528,603    143,024      402,218
REYNOLDSBURG, OHIO
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                     5,264,014     557,000    8,129,417     669,000     96,567      308,214
UNION TOWNSHIP, OHIO
223-Unit garden apartment
community on approx. 19 acres.


                          --------------------------------------------------------------------------
                            $13,176,703  $1,257,000  $21,058,466  $1,738,584   $358,102   $1,083,640
                          ==========================================================================


BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
31-Dec-02


        COLUMN A                          C O L U M N    E                       COLUMN F    COLUMN G  COL. H         COLUMN I
-------------------------    ------------------------------------------------   ----------  ---------- ------  ---------------------


                                      GROSS AMOUNT AT WHICH CARRIED AT
                                              CLOSE OF PERIOD
                             -------------------------------------------------

                                                         FURN.                                                  LIFE ON WHICH DEPREC
                                            BLDG. &      FIX                      ACCUM.      DATE OF   DATE     IN LATEST INC. STMT
       DESCRIPTION               LAND       IMPROV.     EQUIP         TOTAL        DEPR        CONST.    ACQ.         IS COMPUTED
-------------------------    -------------------------------------------------  -----------  ---------- -----  ---------------------

WOODHILLS                       245,000    6,727,480    914,189     7,886,669    4,593,876   1987/1988  10/87  Real prop. -25 yr S/L
WEST CARROLLTON, OHIO                                                                                          Pers. prop.-10 yr S/L
186-Unit garden apartment
community on approx. 15 acres.

OAKBROOK                        455,000    6,463,104    930,821     7,848,925    4,409,234   1987/1988  10/87  Real prop. -25 yr S/L
REYNOLDSBURG, OHIO                                                                                             Pers. prop.-10 yr S/L
181-Unit garden apartment
community on approx. 22 acres.

DEERFIELD                       557,000    8,225,984    977,214     9,760,198    5,351,809   1988/1989 08/88   Real prop. -25 yr S/L
UNION TOWNSHIP, OHIO                                                                                           Pers. prop.-10 yr S/L
223-Unit garden apartment
community on approx. 19 acres.


                          ----------------------------------------------------------------
                             $1,257,000  $21,416,568  $2,822,224  $25,495,792  $14,354,919
                          ==========================================================================================================



(1)                                           2002                          2001                          2000
                                       REAL         ACCUM.           REAL        ACCUM.             REAL        ACCUM.
                                      ESTATE         DEP            ESTATE       DEPREC.           ESTATE       DEPREC.
                                   ------------------------      ------------------------       ------------------------
BALANCE AT BEGINNING OF PERIOD     $25,350,961  $13,400,728      $25,243,830  $12,456,944       $25,120,681  $11,523,622
ADDITIONS                              144,831      954,191          107,131      943,784           123,149      933,322
                                   ------------------------      ------------------------       ------------------------

BALANCE AT CLOSE OF PERIOD         $25,495,792  $14,354,919      $25,350,961  $13,400,728       $25,243,830  $12,456,944
                                   ========================      ========================       =======================


(2) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS $25,495,792 AT DECEMBER 31, 2002.

(3) SEE NOTE 5 OF NOTES TO FINANCIAL STATEMENTS FOR INFORMATION CONCERNING TRANSACTIONS WITH AFFILIATES.

(4) SEE NOTE 6 OF NOTES TO THE FINANCIAL STATEMENTS FOR INFORMATION REGARDING MORTGAGE LOAN AGREEMENTS, COLLATERALIZED BY THE LAND, BUILDINGS AND IMPROVEMENTS.

                                                                   Exhibit 99.1


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Quarterly Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel P. Riedel, the Chief Executive Officer of Benchmark Equities, Inc., Development General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date: 3/18/03                         By:   /s/   Daniel P. Riedel
                                          Daniel P. Riedel
                                          Chief Executive Officer
                                          Benchmark Equities, Inc.
                                          Development General Partner

                                                                 Exhibit 99.2


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Quarterly Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deborah J. Maxson, the Chief Financial Officer of Benchmark Equities, Inc., Development General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date: 3/17/03                        By:   /s/    Deborah J. Maxson
                                         Deborah J. Maxson
                                         Chief Financial Officer
                                         Benchmark Equities, Inc.
                                         Development General Partner

                                                                 Exhibit 99.3


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Brown-Benchmark AGP, Inc., Administrative General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



Date: 3/24/03                        By:   /s/   John M. Prugh
                                         John M. Prugh
                                         Chief Executive Officer
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

                                                                 Exhibit 99.4


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Gisriel, the Chief Financial Officer of Brown-Benchmark AGP, Inc., Administrative General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



Date:  3/24/03                         By:   /s/   Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Chief Financial Officer
                                           Brown-Benchmark AGP, Inc.
                                           Administrative General Partner

                                                                 Exhibit 99.5


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Daniel P. Riedel, certify that:

1.   I have reviewed this report of Brown-Benchmark Properties Limited
     Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:    3/18/03                  By:   /s/    Daniel P. Riedel
                                           Daniel P. Riedel
                                           Chief Executive Officer
                                           Benchmark Equities, Inc.
                                           Development General Partner

                                                                 Exhibit 99.6


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Deborah J. Maxson, certify that:

1.   I have reviewed this report of Brown-Benchmark Properties Limited
     Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:    11/08/02                By:   /s/    Deborah J. Maxson
                                          Deborah J. Maxson
                                          Chief Financial Officer
                                          Benchmark Equities, Inc.
                                          Development General Partner

                                                                 Exhibit 99.7


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1.   I have reviewed this report of Brown-Benchmark Properties Limited
     Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:  3/24/03                     By:    /s/  John M. Prugh
                                           John M. Prugh
                                           Chief Executive Officer
                                           Brown-Benchmark AGP, Inc.
                                           Administrative General Partner

                                                                 Exhibit 99.8


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Timothy M. Gisriel, certify that:

1.   I have reviewed this report of Brown-Benchmark Properties Limited
     Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:   3/24/03                     By:   /s/   Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Chief Financial Officer
                                            Brown-Benchmark AGP, Inc.
                                            Administrative General Partner

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


                                      BROWN-BENCHMARK PROPERTIES
                                               LIMITED PARTNERSHIP


DATE:    3/24/03                      BY:   /s/   John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Administrative General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.


DATE:   3/24/03                       By:   /s/   John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

DATE:    3/25/03                      By:  /s/   Peter E. Bancroft
                                         Peter E. Bancroft
                                         Vice President and Director
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

DATE:   3/25/03                       By:  /s/   Terry F. Hall
                                         Terry F. Hall
                                         Secretary
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

DATE:    3/24/03                      By:  /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

DATE:   3/18/03                       By:  /s/   Daniel P. Riedel
                                         Daniel P. Riedel
                                         Chairman, President and Director
                                         Benchmark Equities, Inc.
                                         Development General Partner

DATE:   3/17/03                       By: /s/    Deborah J. Maxson
                                         Deborah J. Maxson
                                         Treasurer
                                         Benchmark Equities, Inc.
                                         Development General Partner