Form 10-Q
period 2003-03-31
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2003-05-12
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 2003

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


         For Quarter Ended March 31, 2003     Commission file number 000-16698

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

                             Yes     X                    No____

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                     Yes                            No     X

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP



                                      INDEX



                                                                        Page No.

Part I.  Financial Information

  Item 1.   Financial Statements

            Balance Sheets                                                  1
            Statements of Operations                                        2
            Statements of Partners' Capital (Deficit)                       3
            Statements of Cash Flows                                        4
            Notes to Financial Statements                                 5-6


  Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7-8


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk      9

  Item 4.   Controls and Procedures                                         9

Part II.    Other Information

  Item 1. through Item 6.                                                9-18

  Signatures                                                               19

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                                   March 31,
                                                                     2003          December 31,
                                                                     (Unaudited)
2002
                                                               ----------------  ----------------
 Assets
   Investment in real estate                                   $    10,945,869   $    11,140,873
   Cash and cash equivalents                                           326,365           313,444
   Other assets
     Accounts receivable, net                                           22,290            22,312
     Prepaid expenses                                                   47,862            29,369
     Escrow for real estate taxes                                      215,962           300,360
                                                               ----------------  ----------------
           Total other assets                                          286,114           352,041
                                                               ----------------  ----------------

           Total assets                                        $    11,558,348   $    11,806,358
                                                               ================  ================



 Liabilities and Partners' Capital (Deficit)
    Liabilities
     Accounts payable and accrued expenses                     $       526,508   $       669,415
     Tenant security deposits                                          149,505           146,819
     Due to affiliates                                                  16,635            11,306
     Mortgage loans payable                                         13,111,041        13,176,703
                                                               ----------------  ----------------
           Total liabilities                                        13,803,689        14,004,243
                                                               ----------------  ----------------


   Partners' Capital (Deficit)
     General Partners                                                 (258,509)         (257,560)
     Assignor Limited Partner:
       Assignment of Limited Partnership
         Interests - $25 stated value per
         unit, 500,000 units outstanding                            (1,901,861)       (1,855,358)
       Limited Partnership Interests -
         $25 stated value per unit,
         40 units outstanding                                          (85,071)          (85,067)
     Subordinated Limited Partners                                         100               100
                                                               ----------------  ----------------
           Total partners' deficit                                  (2,245,341)       (2,197,885)
                                                               ----------------  ----------------

           Total liabilities and partners' deficit             $    11,558,348   $    11,806,358
                                                               ================  ================





                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended
                                                         ----------------------------------
                                                             March 31,         March 31,
                                                               2003              2002
                                                         ----------------  ----------------

Revenues
     Rental income                                       $     1,057,666   $       981,833
     Interest income                                                 377               892
                                                         ----------------  ----------------

                                                               1,058,043           982,725
                                                         ----------------  ----------------

Expenses
     Compensation and benefits                                   118,128           104,080
     Utilities                                                    75,403            69,765
     Property taxes                                              112,885            96,613
     Maintenance and repairs                                      98,739            43,947
     Property management fee                                      47,742            44,182
     Advertising                                                  14,395            10,133
     Insurance                                                    33,241            19,990
     Other                                                        21,635            18,118
     Administrative  and professional fees                        24,959            26,702
     Interest expense                                            228,620           255,962
     Depreciation of property and equipment                      234,090           233,340
     Amortization of loan fees                                         -             5,686
                                                         ----------------  ----------------

                                                               1,009,837           928,518
                                                         ----------------  ----------------

Net income                                               $        48,206   $        54,207
                                                         ================  ================




Net income per unit of assignee
   limited partnership interest - basic                  $          0.09   $          0.11
                                                         ================  ================



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                               Assignor Limited Partner
                                                            --------------------------------
                                                                      Assignment
                                                             of Limited        Limited        Subordinated
                                             General        Partnership      Partnership        Limited
                                             Partners        Interests        Interests         Partners          Total
                                         ---------------  ---------------  ---------------  ---------------  ---------------



Balance at December 31, 2002             $     (257,560)  $   (1,855,358)  $      (85,067)  $          100   $   (2,197,885)

Net income                                          964           47,238                4                -           48,206

Distributions to partners                        (1,913)         (93,741)              (8)               -          (95,662)
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at March 31, 2003                $     (258,509)  $   (1,901,861)  $      (85,071)  $          100   $   (2,245,341)
                                         ===============  ===============  ===============  ===============  ===============





Balance at December 31, 2001             $     (241,104)  $   (1,049,082)  $      (85,003)  $          100   $   (1,375,089)

Net income                                        1,084           53,119                4                -           54,207

Distributions to partners                        (3,827)        (187,500)             (15)               -         (191,342)
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at March 31, 2002                $     (243,847)  $   (1,183,463)  $      (85,014)  $          100   $   (1,512,224)
                                         ===============  ===============  ===============  ===============  ===============


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended
                                                                       March 31,         March 31,
                                                                         2003              2002
                                                                   ----------------  ----------------

Cash flows from operating activities
   Net income                                                      $        48,206   $        54,207
   Adjustments to reconcile net income
     to net cash provided by operating activities
       Depreciation of property and equipment                              234,090           233,340
       Amortization of loan fees                                                 -             5,686
       Changes in assets and liabilities
         Decrease (increase) in accounts receivable                             22           (14,376)
         Increase in prepaid expenses                                      (18,493)          (28,215)
         Decrease in escrow for real estate taxes                           84,398           117,346
         Decrease in accounts payable and accrued expenses                (142,907)         (116,079)
         Increase in due to affiliates                                       5,329             7,846
         Increase in tenant security deposits                                2,686             3,284
                                                                   ----------------  ----------------

Net cash provided by operating activities                                  213,331           263,039
                                                                   ----------------  ----------------

Cash flows from investing activities-
   additions to investment in real estate                                  (39,086)          (11,886)
                                                                   ----------------  ----------------

Cash flows from financing activities
   Distributions to partners                                               (95,662)         (191,342)
   Mortgage loan principal reduction                                       (65,662)          (38,907)
                                                                   ----------------  ----------------

Net cash used in financing activities                                     (161,324)         (230,249)
                                                                   ----------------  ----------------

Net increase in cash and cash equivalents                                   12,921            20,904
Cash and cash equivalents
   Beginning of period                                                     313,444           563,187
                                                                   ----------------  ----------------

   End of period                                                   $       326,365   $       584,091
                                                                   ================  ================


                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             March 31, 2003 and 2002
                                   (Unaudited)



NOTE 1 - THE PARTNERSHIP AND BASIS OF PREPARATION

The accompanying financial statements of Brown-Benchmark Properties Limited Partnership (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 2002 Annual Report.


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is summarized as follows:

                                      March 31, 2003         December 31, 2002

  Land                                 $  1,257,000             $  1,257,000
  Buildings                              21,416,568               21,416,568
  Furniture, fixtures
     and equipment                        2,861,310                2,822,224
                                         25,534,878               25,495,792
  Less accumulated depreciation          14,589,009               14,354,919
           Total                        $10,945,869              $11,140,873



NOTE 3 - CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at March 31, 2003 and December 31, 2002.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner was reimbursed for certain costs associated with administering the Partnership, including clerical services, investor communication services, legal services, and reports and filings made to regulatory authorities totaling $16,635 and $16,737 during the three months ended March 31, 2003 and 2002, respectively.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties through January 7, 2002, earned a management fee of $3,422 in 2002. Effective January 7, 2002, the management agreement was assigned to NHP Management Company. NHP Management Company earned a management fee of $47,742 and $40,760, for the three months ended March 31, 2003 and 2002 respectively.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans had a stated rate of interest of 7.7% through June 1, 2002 (original maturity). Monthly payments were based on a 25-year amortization schedule with a balloon payment due at maturity. Effective June 1, 2002 the lender agreed to extend the loans for one year under terms similar to the existing loans, except the interest rate was reduced to 7.5%. The General Partners have obtained an extension from the existing lender for one additional year through June 1, 2004. All terms will remain the same, except for the interest rate which will decrease to 6.5% effective June 1, 2003.

The mortgage loan interest paid was $228,620 and $255,962 for the three months ended March 31, 2003 and 2002, respectively.


NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the statement of operations and is based upon average units outstanding of 500,000 during the periods ended March 31, 2003 and 2002.

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

         On May 14, 2003, the Partnership will make a cash distribution to its partners totaling $95,663, representing an annualized return of 3% on invested capital. This distribution will be funded from the operations of the three apartment properties and working capital reserves available at the end of the first quarter of the year. Based upon the 2003 budget, operating cash flow is expected to fully fund the distribution rate of 3% in 2003.

         The Partnership's first mortgage loans with Canada Life Assurance Company have been extended for one year through June 1, 2004. All terms will remain the same, except the interest rate will decrease from 7.5% to 6.5% effective June 1, 2003. There will be no prepayment penalty and the loans may be paid off following a sixty-day written notice to the lender.

         The Partnership has engaged a national brokerage firm to market the properties for sale. Letters of intent indicate purchase prices that should be attractive to the Partners. If satisfactory contract terms and prices can be negotiated, the General Partners will solicit the consent of the Limited Partners to sell the properties.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2003.

Results of Operations

         First quarter 2003 revenues increased by $75,318 or 7.7% when compared to revenues during the first quarter 2002. Management has successfully implemented various leasing strategies to improve the occupancy of all three properties and we are optimistic this trend will continue.

         First quarter operating expenses, excluding interest charges, depreciation and amortization costs increased $113,597 or 26% versus similar expenses incurred during the first quarter 2002. As anticipated, operating costs have increased during the first quarter 2003 due primarily to increased property taxes, insurance expenses and expenses to ready apartments for new tenants.

         The aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased $38,279 or 7.0% when compared to the first quarter 2002.

         Occupancy levels at Woodhills, in Dayton, Ohio, increased from 86% during the first quarter 2002 to 95% for the same period in 2003. The average rental rate at Woodhills increased from $612 during the first quarter 2002 to $626 during the first quarter 2003. Rental income increased approximately $10,000 during the first quarter 2003 when compared to revenues for the first quarter 2002.

         The average occupancy level at the Deerfield, in Cincinnati, Ohio, was 95% during the first quarter 2003. Through the same period in 2002 occupancy averaged 90%. The average rental rate was approximately $649 during the first quarter 2003, a slight increase from $645 during the same period in 2002. Rental revenues increased approximately $42,000 during the first quarter 2003 when compared to revenues for the first quarter 2002.

         At Oakbrook, in Columbus, Ohio, occupancy averaged 95% through the first quarter 2003 compared to 84% during the first quarter 2002. Rental rates have increased from $620 during the first quarter 2002 to $625 during the first quarter 2003. Rental revenues for the first quarter 2003 increased by approximately $24,000 when compared to 2002.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

            The Partnership has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Partnership's $13,111,041 mortgage is at a fixed rate of 7.5% and the loans mature on June 1, 2003. The General Partners have obtained an extension from the existing lender for a period of one additional year through June 1, 2004. All terms and conditions remain the same except, the interest rate will decrease from 7.5% to 6.5% effective June 1, 2003.

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

b) Reports on Form 8-K: None

                                                                    Exhibit 99.1


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel P. Riedel, the Chief Executive Officer of Benchmark Equities, Inc., Development General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





Date: 5/9/03                 By:   /s/   Daniel P. Riedel
                                Daniel P. Riedel
                                Chief Executive Officer
                                Benchmark Equities, Inc.
                                Development General Partner

                                                                    Exhibit 99.2


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deborah J. Maxson, the Chief Financial Officer of Benchmark Equities, Inc., Development General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





Date: 5/9/03                   By:   /s/    Deborah J. Maxson
                                    Deborah J. Maxson
                                    Chief Financial Officer
                                    Benchmark Equities, Inc.
                                    Development General Partner

                                                                    Exhibit 99.3



                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Brown-Benchmark AGP, Inc., Administrative General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date: 5/12/03                          By:   /s/   John M. Prugh
                                           John M. Prugh
                                           Chief Executive Officer
                                           Brown-Benchmark AGP, Inc.
                                           Administrative General Partner

                                                                    Exhibit 99.4



                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Gisriel, the Chief Financial Officer of Brown-Benchmark AGP, Inc., Administrative General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date:  5/12/03                   By:   /s/   Timothy M. Gisriel
                                     Timothy M. Gisriel
                                     Chief Financial Officer
                                     Brown-Benchmark AGP, Inc.
                                     Administrative General Partner

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



     Date:    5/9/03                By:   /s/    Daniel P. Riedel
                                              Daniel P. Riedel
                                              Chief Executive Officer
                                              Benchmark Equities, Inc.
                                              Development General Partner

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



     Date:    5/9/03                      By:   /s/    Deborah J. Maxson
                                                     Deborah J. Maxson
                                                     Chief Financial Officer
                                                     Benchmark Equities, Inc.
                                                     Development General Partner

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



     Date:  5/12/03               By:    /s/  John M. Prugh
                                           John M. Prugh
                                           Chief Executive Officer
                                           Brown-Benchmark AGP, Inc.
                                           Administrative General Partner

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



     Date:   5/12/03            By:   /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Chief Financial Officer
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

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



                                   BROWN-BENCHMARK PROPERTIES
                                         LIMITED PARTNERSHIP



DATE:     05/12/03                  By:     /s/  John M.Prugh
                                       John M. Prugh
                                       President and Director
                                       Brown-Benchmark AGP, Inc.
                                       Administrative General Partner



DATE:     05/12/03                   By:     /s/   Timothy M.Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner