Form 10-Q
period 2003-06-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2003-08-14
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended        June 30, 2003       Commission file number   000-16698

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



                                      INDEX



                                                                       Page No.

Part I.  Financial Information

  Item 1.  Financial Statements

           Balance Sheets                                                    1
           Statements of Operations                                          2
           Statements of Partners' Capital (Deficit)                         3
           Statements of Cash Flows                                          4
           Notes to Financial Statements                                   5-6


  Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7-8


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        9

  Item 4.  Controls and Procedures                                           9

Part II.   Other Information

  Item 1. through Item 6.                                                 9-16
natures                                                                     17

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                            June 30,
                                                              2003          December 31,
                                                           (Unaudited)          2002
                                                        ----------------  ----------------
 Assets
   Investment in real estate                            $    10,826,191   $    11,140,873
   Cash and cash equivalents                                    264,946           313,444
   Other assets
     Accounts receivable, net                                    29,817            22,312
     Prepaid expenses                                           127,672            29,369
     Escrow for real estate taxes                               162,393           300,360
                                                        ----------------  ----------------
           Total other assets                                   319,882           352,041
                                                        ----------------  ----------------

           Total assets                                 $    11,411,019   $    11,806,358
                                                        ================  ================



 Liabilities and Partners' Capital (Deficit)
    Liabilities
     Accounts payable and accrued expenses              $       569,699   $       669,415
     Tenant security deposits                                   149,707           146,819
     Due to affiliates                                           17,502            11,306
     Mortgage loans payable                                  13,033,290        13,176,703
                                                        ----------------  ----------------
           Total liabilities                                 13,770,198        14,004,243
                                                        ----------------  ----------------


   Partners' Capital (Deficit)
     General Partners                                          (260,786)         (257,560)
     Assignor Limited Partner:
       Assignment of Limited Partnership
         Interests - $25 stated value per
         unit, 500,000 units outstanding                     (2,013,413)       (1,855,358)
       Limited Partnership Interests -
         $25 stated value per unit,
         40 units outstanding                                   (85,080)          (85,067)
     Subordinated Limited Partners                                  100               100
                                                        ----------------  ----------------
           Total partners' deficit                           (2,359,179)       (2,197,885)
                                                        ----------------  ----------------

           Total liabilities and partners' deficit      $    11,411,019   $    11,806,358
                                                        ================  ================






                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                    ---------------------------------     ----------------------------------
                                                       June 30,          June 30,             June 30,          June 30,
                                                         2003              2002                 2003              2002
                                                    ---------------  ----------------     ----------------  ----------------
Revenues
     Rental income                                       1,057,655   $       943,133      $     2,115,321   $     1,924,966
     Interest income                                           231               442                  608             1,334
                                                    ---------------  ----------------     ----------------  ----------------

                                                         1,057,886           943,575            2,115,929         1,926,300
                                                    ---------------  ----------------     ----------------  ----------------

Expenses
     Compensation and benefits                             108,151            92,235              226,279           196,315
     Utilities                                              78,177            62,620              153,581           132,385
     Property taxes                                        104,856            66,731              217,741           163,344
     Maintenance and repairs                               161,727           128,595              260,465           172,542
     Property management fee                                43,880            42,441               91,622            86,623
     Advertising                                            22,492            19,376               36,887            29,509
     Insurance                                              22,238            31,452               55,479            51,442
     Other                                                  31,126            36,435               52,762            54,552
     Administrative and professional fees                   26,637            21,739               51,595            48,442
     Interest expense                                      242,686           259,483              471,306           515,445
     Depreciation of property and equipment                234,090           233,890              468,180           467,230
     Amortization of loan fees                                   -             4,654                    -            10,340
                                                    ---------------  ----------------     ----------------  ----------------

                                                         1,076,060           999,651            2,085,897         1,928,169
                                                    ---------------  ----------------     ----------------  ----------------

Net income (loss)                                          (18,174)  $       (56,076)     $        30,033   $$       (1,869)
                                                    ===============  ================     ================  ================




Net income (loss) per unit of assignee
   limited partnership interest - basic                      (0.04)  $         (0.11)     $          0.06   $         (0.00)
                                                    ===============  ================     ================  ================




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                               Assignor Limited Partner
                                                            --------------------------------
                                                             Assignment
                                                             of Limited        Limited        Subordinated
                                             General        Partnership      Partnership        Limited
                                             Partners        Interests        Interests         Partners          Total
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2002             $     (257,560)  $   (1,855,358)  $      (85,067)  $          100   $   (2,197,885)

Net income                                          601           29,430                2                -           30,033

Distributions to partners                        (3,827)        (187,485)             (15)               -         (191,327)
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at June 30, 2003                 $     (260,786)  $   (2,013,413)  $      (85,080)  $          100   $   (2,359,179)
                                         ===============  ===============  ===============  ===============  ===============





Balance at December 31, 2001             $     (241,104)  $   (1,049,082)  $      (85,003)  $          100   $   (1,375,089)

Net loss                                            (37)          (1,832)               0                -           (1,869)

Distributions to partners                        (7,654)        (375,000)             (30)               -         (382,684)
                                         ---------------  ---------------  ---------------  ---------------  ---------------

Balance at June 30, 2002                 $     (248,795)  $   (1,425,914)  $      (85,033)  $          100   $   (1,759,642)
                                         ===============  ===============  ===============  ===============  ===============







                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended
                                                                    ----------------------------------
                                                                        June 30,          June 30,
                                                                          2003              2002
                                                                    ----------------  ----------------
Cash flows from operating activities
   Net income (loss)                                                $        30,033   $        (1,869)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
       Depreciation of property and equipment                               468,180           467,230
       Amortization of loan fees                                                  -            10,340
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable                          (7,505)            8,657
         Increase in prepaid expenses                                       (98,303)          (94,479)
         Decrease in escrow for real estate taxes                           137,967           173,349
         Decrease in accounts payable and accrued expenses                  (99,716)         (122,315)
         Increase in due to affiliates                                        6,196             4,990
         Increase in tenant security deposits                                 2,888            24,446
                                                                    ----------------  ----------------

Net cash provided by operating activities                                   439,740           470,349
                                                                    ----------------  ----------------

Cash flows from investing activities-
   additions to investment in real estate                                  (153,498)          (39,647)
                                                                    ----------------  ----------------

Cash flows from financing activities
   Distributions to partners                                               (191,327)         (382,684)
   Mortgage loan principal reduction                                       (143,413)         (109,690)
                                                                    ----------------  ----------------

Net cash used in financing activities                                      (334,740)         (492,374)
                                                                    ----------------  ----------------

Net decrease in cash and cash equivalents                                   (48,499)          (61,672)
Cash and cash equivalents
   Beginning of period                                                      313,444           563,187
                                                                    ----------------  ----------------

   End of period                                                    $       264,946   $       501,515
                                                                    ================  ================




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             June 30, 2003 and 2002
                                   (Unaudited)



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


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is summarized as follows:

                                   June 30, 2003         December 31, 2002

Land                               $  1,257,000             $  1,257,000
Buildings                            21,416,568               21,416,568
Furniture, fixtures
   and equipment                      2,975,722                2,822,224
                                      ---------                ---------
                                     25,649,290               25,495,792
Less accumulated depreciation        14,823,099               14,354,919
                                     ----------               ----------
         Total                      $10,826,191              $11,140,873
                                    ===========              ===========



NOTE 3 - CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at June 30, 2003 and December 31, 2002.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Administrative General Partner was reimbursed for certain costs associated with administering the Partnership, including clerical services, investor communication services, legal services, and reports and filings made to regulatory authorities totaling $17,502 and $13,880 during the three months ended June 30, 2003 and 2002, respectively and $34,137 and $30,617 for the six months ended June 30, 2003 and 2002 respectively.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties through January 7, 2002, earned a management fee of $3,422 in 2002. Effective January 7, 2002, the management agreement was assigned to NHP Management Company. NHP Management Company earned a management fee of $43,880 and $42,441, for the three months ended June 30, 2003 and 2002 respectively and $91,622 and $83,201 for the six months ended June 30, 2003 and 2002 respectively.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             June 30, 2003 and 2002
                                   (Unaudited)

NOTE 5 - MORTGAGE LOANS PAYABLE

The mortgage loans had a stated rate of interest of 7.7% through June 1, 2002 (original maturity). Monthly payments were based on a 25-year amortization schedule with a balloon payment due at maturity. Effective June 1, 2002 the lender agreed to extend the loans for one year under terms similar to the existing loans, except the interest rate was reduced to 7.5%. The mortgage loans have been extended for one additional year through June 1, 2004. All terms will remain the same, except for the interest rate which decreased to 6.5% effective June 1, 2003.

The mortgage loan interest paid was $471,306 and $515,445 for the six months ended June 30, 2003 and 2002, respectively.


NOTE 6 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the statement of operations and is based upon average units outstanding of 500,000 during the periods ended June 30, 2003 and 2002.

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

         On August 14, 2003, the Partnership will make a cash distribution to its partners totaling $95,663, representing an annualized return of 3% on invested capital. This distribution will be funded from the operations of the three apartment properties and working capital reserves available at the end of the second quarter of the year. Based upon the 2003 budget, operating cash flow is expected to fully fund the distribution rate of 3% in 2003, pending the properties sales as discussed below.

         The Partnership's first mortgage loans with Canada Life Assurance Company have been extended for one year through June 1, 2004. All terms remain the same, except the interest rate decreased from 7.5% to 6.5% effective June 1, 2003. There will be no prepayment penalty and the loans may be paid off following a sixty-day written notice to the lender.

         The Partnership does not anticipate an outlay for any significant capital improvements or repair costs that might adversely impact its liquidity in 2003.

Results of Operations

         Second quarter 2003 revenues increased by $114,311, or 12%, when compared to revenues during the second quarter 2002. Revenues for the six months ended June 30, 2003 increased by $189,629, or 9.8%, when compared to revenues for the same period in 2002. Most of the increase in revenues occurred in the second quarter as management successfully implemented various leasing strategies to improve the occupancy of all three properties in addition to achieving higher rental rates at each of the three properties. Occupancies have remained in the mid-ninety percent range for the past year and we are optimistic this will continue.

         Second quarter operating expenses, excluding interest charges, depreciation and amortization costs increased $97,660 or 19% versus similar expenses incurred during the second quarter 2002. Operating expenses for the six months ended June 30, 2003 have increased $211,257, or 22.59%. As anticipated, operating costs have increased during the three and six month periods of 2003 over similar periods in 2002 due primarily to increased property taxes, utility expenses and expenses to ready apartments for new tenants (reflected in compensation and benefits and maintenance and repairs expenses).

         The aggregate net operating income of the Partnership (defined as revenues less operating expenses excluding interest charges, depreciation and amortization costs) decreased by $21,628 or 2.2% for the six months ended June 30, 2003 as a result of the proportionately larger increases in operating expenses over revenues. The improvement in revenues in the second quarter resulted in an increase in operating income of $16,651 or 3.8% when compared to the second quarter 2002.

         Occupancy levels at Woodhills, in Dayton, Ohio, increased from 92% during the second quarter 2002 to 94% for the same period in 2003 while overall occupancy levels for the six months ended June 30, 2003 increased to 95% from 89% in 2002. The average rental rate at Woodhills increased from $612 during the second quarter 2002 to $617 during the second quarter 2003. Rental income increased approximately $42,000 during the second quarter 2003 when compared to revenues for the second quarter 2002.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         The average occupancy level at the Deerfield, in Cincinnati, Ohio, was 95% during the second quarter 2003, through the same period in 2002 occupancy averaged 89% while overall occupancy levels for the six months ended June 30, 2003 increased to 95% from 90% in 2002. The average rental rate was approximately $659 during the second quarter 2003, a slight increase from $642 during the same period in 2002. Rental revenues increased approximately $48,000 during the second quarter 2003 when compared to revenues for the second quarter 2002.

         At Oakbrook, in Columbus, Ohio, occupancy averaged 96% through the second quarter 2003 compared to 91% during the second quarter 2002 while overall occupancy levels for the six months ended June 30, 2003 increased to 95% from 87% in 2002. Rental rates have increased from $591 during the second quarter 2002 to $628 during the second quarter 2003. Rental revenues for the second quarter 2003 increased by approximately $24,000 when compared to 2002.

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

Outlook

         The Partnership has executed Purchase and Sale Agreements for each of the three properties at purchase prices that should be attractive to the Partners. The General Partners are preparing a proxy statement filing to solicit the consent of the Limited Partners to sell the properties. Pending approval of the proxy statement filing, copies of the proxy statement including consent forms will be sent to Unitholders of record shortly.

         The contracts are all in their due diligence periods and there can be no assurance that these contracts will result in a sale(s). However if the Partnership does receive the consent of investors to sell its three properties and successfully completes each sale, the Partnership will conclude its operations.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

            The Partnership has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Partnership's $13,033,290 mortgage is currently at a fixed rate of 6.5% and the loans mature on June 1, 2004.

Item 4.   Controls and Procedures

          Evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of disclosure controls and procedures, as of June 30, 2003, as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




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

Item 5.     Other Information

                  Inapplicable

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


Item 6.     Exhibits and Reports on Form 8-K

a) Exhibits

   Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.3 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.4 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: None

                                                                   Exhibit 31.1


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Daniel P. Riedel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown-Benchmark Properties Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Date:       8/8/03               By: /s/   Daniel P. Riedel
                                          Daniel P. Riedel
                                          Chief Executive Officer
                                          Benchmark Equities, Inc.
                                          Development General Partner
                                      -11-

                                                                  Exhibit 31.2


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Deborah J. Maxson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown-Benchmark Properties Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



     Date:    8/8/03               By:      /s/   Deborah J. Maxson
                                       Deborah J. Maxson
                                       Chief Financial Officer
                                       Benchmark Equities, Inc.
                                       Development General Partner
                                      -12-

                                                                 Exhibit 31.3


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown-Benchmark Properties Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Date:    8/14/03                 By:      /s/   John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner
                                      -13-

                                                                  Exhibit 31.4


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Timothy M. Gisriel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown-Benchmark Properties Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Date:     8/14/03               By:      /s/   Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Chief Financial Officer
                                       Brown-Benchmark AGP, Inc.
                                       Administrative General Partner

                                                                  Exhibit 32.1


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel P. Riedel, the Chief Executive Officer of Benchmark Equities, Inc., Development General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date:      8/8/03              By:      /s/  Daniel P. Riedel
                                        Daniel P. Riedel
                                        Chief Executive Officer
                                        Benchmark Equities, Inc.
                                        Development General Partner



Date:      8/8/03              By:      /s/   Deborah J. Maxson
                                        Deborah J. Maxson
                                        Chief Financial Officer
                                        Benchmark Equities, Inc.
                                        Development General Partner

                                                              Exhibit 32.2


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




Date:      8/14/03                   By:      /s/  John M. Prugh
                                              John M. Prugh
                                              Chief Executive Officer
                                              Brown-Benchmark AGP, Inc.
                                              Administrative General Partner



Date:      8/14/03                   By:      /s/   Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Chief Financial Officer
                                             Brown-Benchmark AGP, Inc.
                                             Administrative General Partner

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



                                   BROWN-BENCHMARK PROPERTIES
                                          LIMITED PARTNERSHIP



DATE:     08/14/03                   By:     /s/  John M.
Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Benchmark AGP, Inc.
                                     Administrative General Partner



DATE:      08/14//03                  By:     /s/   Timothy M.
Gisriel
                                     Timothy M. Gisriel
                                     Treasurer
                                     Brown-Benchmark AGP, Inc.
                                     Administrative General Partner