Form 10-Q
period 2003-09-30
BROWN BENCHMARK PROPERTIES LIMITED PARTNERSHIP
filed 2003-11-13
CIK 818084

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   (Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         September 30, 2003

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


  For Quarter Ended September 30, 2003      Commission file number   000-16698

                 Brown-Benchmark Properties Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                      31-1209608
 (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                  Identification Number)



 300 East Lombard Street, Baltimore, Maryland             21202
   (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:   (410) 727-4083

                225 East Redwood Street Baltimore, Maryland 21202
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

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


                                      INDEX


                                                                       Page No.

Part I.  Financial Information

  Item 1.  Financial Statements

           Balance Sheets                                                  1
           Statements of Operations                                        2
           Statements of Partners' Capital (Deficit)                       3
           Statements of Cash Flows                                        4
           Notes to Financial Statements                                 5-6


  Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7-9


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     10

  Item 4.  Controls and Procedures                                        10

Part II.   Other Information

  Item 1. through Item 6.                                               10-17

  Signatures                                                              18

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                                 Balance Sheets

                                                         September 30,
                                                             2003          December 31,
                                                          (Unaudited)
2002
                                                       ----------------  ----------------
 Assets
   Investment in real estate                           $             -   $    11,140,873
   Properties held for sale                                 10,638,287                 -
   Cash and cash equivalents                                   183,669           313,444
   Other assets
     Accounts receivable, net                                   30,351            22,312
     Prepaid expenses                                          108,740            29,369
     Escrow for real estate taxes                              218,346           300,360
                                                       ----------------  ----------------
           Total other assets                                  357,437           352,041
                                                       ----------------  ----------------
           Total assets                                $    11,179,393   $    11,806,358
                                                       ================  ================



 Liabilities and Partners' Capital (Deficit)
    Liabilities
     Accounts payable and accrued expenses             $       512,909   $       669,415
     Tenant security deposits                                  147,227           146,819
     Due to affiliates                                          24,831            11,306
     Mortgage loans payable relating to properties
        held for sale                                       12,945,359        13,176,703
                                                       ----------------  ----------------
           Total liabilities                                13,630,326        14,004,243
                                                       ----------------  ----------------


   Partners' Capital (Deficit)
     General Partners                                         (262,621)         (257,560)
     Assignor Limited Partner:
       Assignment of Limited Partnership
         Interests - $25 stated value per
         unit, 500,000 units outstanding                    (2,103,325)       (1,855,358)
       Limited Partnership Interests -
         $25 stated value per unit,
         40 units outstanding                                  (85,087)          (85,067)
     Subordinated Limited Partners                                 100               100
                                                       ----------------  ----------------
           Total partners' deficit                          (2,450,933)       (2,197,885)
                                                       ----------------  ----------------
           Total liabilities and partners' deficit     $    11,179,393   $    11,806,358
                                                       ================  ================




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                    ---------------------------------     ----------------------------------
                                                     September 30,     September 30,        September 30,     September 30,
                                                         2003              2002                 2003              2002
                                                    ---------------  ----------------     ----------------  ----------------
Revenues
     Interest income                                 $         120    $          200      $          728    $        1,534
                                                     --------------    --------------      ---------------   --------------


Expenses
     Administrative and professional fees                   60,261            38,398              111,856           86,839
                                                     --------------  ----------------      ---------------   --------------

Loss from continuing operations                            (60,141)          (38,198)            (111,128)         (85,305)

Discontinued operations                                     64,050           (22,790)             145,069           22,448
                                                     --------------  ----------------      ---------------   --------------

Net income (loss)                                            3,909   $       (60,988)      $       33,941    $     (62,857)
                                                     ==============  ================      ===============   ==============


Net income (loss) per unit of assignee limited
   partnership interest - basic
     Continuing operations                           $       (0.12)  $         (0.08)      $        (0.22)  $        (0.17)
     Discontinued operations                                  0.13             (0.04)                0.29             0.05
                                                     --------------  ----------------      ---------------  ---------------

     Total                                           $        0.01   $         (0.12)      $         0.07   $        (0.12)
                                                     ==============  ================      ===============  ===============




                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                    Statements of Partners' Capital (Deficit)
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                              Assignor Limited Partner
                                                           -------------------------------
                                                            Assignment
                                                            of Limited        Limited       Subordinated
                                            General        Partnership      Partnership       Limited
                                            Partners        Interests        Interests        Partners           Total
                                        ---------------  ---------------  --------------- ---------------  -----------------

Balance at December 31, 2002            $     (257,560)  $   (1,855,358)  $      (85,067) $          100   $     (2,197,885)

Net income                                         679           33,260                3               -             33,941

Distributions to partners                       (5,740)        (281,227)             (22)              -           (286,989)
                                        ---------------  ---------------  --------------- ---------------  -----------------

Balance at September 30, 2003           $     (262,621)  $   (2,103,325)  $      (85,087) $          100   $     (2,450,933)
                                        ===============  ===============  =============== ===============  =================



Balance at December 31, 2001            $     (241,104)  $   (1,049,082)  $      (85,003) $          100   $     (1,375,089)

Net loss                                        (1,257)         (61,595)              (5)              -            (62,857)

Distributions to partners                      (11,481)        (562,500)             (45)              -           (574,026)
                                        ---------------  ---------------  --------------- ---------------  -----------------

Balance at September 30, 2002           $     (253,842)  $   (1,673,177)  $      (85,053) $          100   $     (2,011,972)
                                        ===============  ===============  =============== ===============  =================





                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                ----------------------------------
                                                                  September 30,     September 30,
                                                                      2003              2002
                                                                ----------------  ----------------
Cash flows from operating activities
   Net income (loss)                                            $        33,941   $       (62,857)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
       Depreciation of property and equipment                           711,186           704,012
       Amortization of loan fees                                              -            10,340
       Changes in assets and liabilities
         Increase in accounts receivable                                 (8,039)             (768)
         Increase in prepaid expenses                                   (79,371)         (110,195)
         Decrease in escrow for real estate taxes                        82,014           171,931
         Decrease in accounts payable and accrued expenses             (156,506)         (172,545)
         Increase in due to affiliates                                   13,525            24,125
         Increase in tenant security deposits                               408            28,911
                                                                ----------------  ----------------

Net cash provided by operating activities                               597,158           592,954
                                                                ----------------  ----------------

Cash flows from investing activities-
   additions to investment in real estate                              (208,600)         (102,733)
                                                                ----------------  ----------------

Cash flows from financing activities
   Distributions to partners                                           (286,989)         (574,026)
   Mortgage loan principal reduction                                   (231,344)         (174,276)
                                                                ----------------  ----------------

Net cash used in financing activities                                  (518,333)         (748,302)
                                                                ----------------  ----------------

Net decrease in cash and cash equivalents                              (129,775)         (258,081)
Cash and cash equivalents
   Beginning of period                                                  313,444           563,187
                                                                ----------------  ----------------

   End of period                                                $       183,669   $       305,106
                                                                ================  ================



                 See accompanying notes to financial statements.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           September 30, 2003 and 2002
                                   (Unaudited)




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


NOTE 2 - INVESTMENT IN REAL ESTATE

Investment in real estate is summarized as follows:

                                               December 31, 2002

         Land                                    $  1,257,000
         Buildings                                 21,416,568
         Furniture, fixtures and equipment          2,822,224
                                                    ---------
                                                   25,495,792
         Less accumulated depreciation             14,354,919
                                                   ----------
                  Total                           $11,140,873
                                                  ===========


NOTE 3 - DISCONTINUED OPERATIONS

At September 30, 2003, the Partnership's three properties were under contracts for sale and were classified as properties held for sale in the balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of these properties are reported in discontinued operations for all periods presented in the statements of operations. Income from discontinued operations is summarized as follows:

                                   Three Months Ended                  Nine Months Ended
                                Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                  2003             2002             2003              2002
                              --------------  --------------   --------------  ---------------

Rental revenues               $  1,070,414    $   1,057,489    $   3,185,735   $    2,982,455
Expenses                        (1,006,364)      (1,080,279)      (3,040,666)      (2,960,007)
                              -------------   --------------   --------------  ---------------

Discontinued operations       $     64,050    $     (22,790)   $     145,069   $       22,448
                              =============   ==============   ==============  ===============


NOTE 4 - CASH AND CASH EQUIVALENTS

The Partnership considers all short-term investments with maturities of three months or less at dates of purchase as cash equivalents. Cash and cash equivalents consist of cash and money market accounts and are stated at cost, which approximated market value at September 30, 2003 and December 31, 2002.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           September 30, 2003 and 2002
                                   (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS

The Administrative General Partner was reimbursed for certain costs associated with administering the Partnership, including clerical services, investor communication services, legal services, and reports and filings made to regulatory authorities totaling $24,831 and $33,016 during the three months ended September 30, 2003 and 2002, respectively and $58,968 and $63,633 for the nine months ended September 30, 2003 and 2002 respectively.

Benchmark Properties, Inc., an affiliate of the Development General Partner, the managing agent for the properties through January 7, 2002, earned a management fee of $3,422 in 2002. Effective January 7, 2002, the management agreement was assigned to NHP Management Company. NHP Management Company earned a management fee of $49,010 and $46,353, for the three months ended September 30, 2003 and 2002 respectively and $140,632 and $129,554 for the nine months ended September 30, 2003 and 2002 respectively.


NOTE 6 - MORTGAGE LOANS PAYABLE

The mortgage loans had a stated rate of interest of 7.7% through June 1, 2002 (original maturity). Monthly payments were based on a 25-year amortization schedule with a balloon payment due at maturity. Effective June 1, 2002 the lender agreed to extend the loans for one year under terms similar to the existing loans, except the interest rate was reduced to 7.5%. The mortgage loans were subsequently extended for one additional year through June 1, 2004. All terms remained the same, except for the interest rate which decreased to 6.5% effective June 1, 2003.

The mortgage loan interest paid was $693,520 and $778,003 for the nine months ended September 30, 2003 and 2002, respectively.


NOTE 7 - NET INCOME PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net income per Unit of assignee limited partnership interest is disclosed on the statement of operations and is based upon average units outstanding of 500,000 during the periods ended September 30, 2003 and 2002.


NOTE 8 - SUBSEQUENT EVENTS

On October 10, 2003, the Partnership sold its Woodhills 186-unit residential multifamily apartment complex, located in West Carrollton, Montgomery County Ohio, for $6,900,000. The Partnership's investment in the property was $3,073,523, net of accumulated depreciation of $4,820,340 at September 30, 2003.

On October 15, 2003, the Partnership sold its Oakbrook 181-unit residential multifamily apartment complex, located in Reynoldsburg, Franklin County, Ohio, for $6,850,000. The Partnership's investment in the property was $3,257,513, net of accumulated depreciation of $4,628,821 at September 30, 2003.

On October 28, 2003, the Partnership sold its Deerfield 223-unit residential multifamily apartment complex, located in Union Township (greater Cincinnati area) Ohio, for $10,600,000. The Partnership's investment in the property was $4,307,251, net of accumulated depreciation of $5,616,943 at September 30, 2003.

The gain on these sales, net of costs to sell, was approximately $13,200,000.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         The Partnership sold its three apartment properties to separate buyers in October 2003. The preliminary distribution of sales proceeds will be made to investors in November and final proceeds by year end, once all operating costs have been determined and reconciled.

         The Partnership's first mortgage loans with Canada Life Assurance Company were paid-off in October as each property was sold. There were no prepayment penalties.


Results of Operations

         In accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the statements of operations present income from continuing operations and from discontinued operations. Discontinued operations include the operating results of all three properties under contracts of sale at September 30, 2003, (all sold subsequently in October 2003). The prior year amounts for the properties have been reclassified to discontinued operations as required by SFAS No. 144. The following discussion and analysis of the results of operations conforms to this presentation in the statements of operations.

Continuing Operations

         Continuing operations includes interest earned on cash and cash equivalents and administrative expenses and professional fees not identifiable with a specific property.

         Expenses incurred during the three months ended September 30, 2003 totaled $60,261 reflecting an increase of $21,863 from the same period in 2002. Similar expenses incurred during the nine months ended September 30, 2003 totaled $111,128 reflecting an increase of $25,823 from the same period in 2002. The increases are the result of higher administrative and professional fees associated with the preparation of the three properties for sale.

Discontinued Operations

         Third quarter 2003 rental revenues increased by $12,925, or 1.2%, when compared to revenues during the third quarter 2002. Rental revenues for the nine months ended September 30, 2003 increased by $203,280, or 6.8%, when compared to revenues for the same period in 2002. Most of the increase in revenues occurred in the second quarter of 2003 as management successfully implemented various leasing strategies to improve the occupancy of all three properties in addition to achieving higher rental rates at each of the three properties. Occupancies have remained in the mid-ninety percent range for the past year.

         Third quarter 2003 operating expenses, excluding interest, depreciation and amortization decreased $33,545 or 5.8% versus similar expenses incurred during the third quarter 2002. Operating expenses for the nine months ended September 30, 2003 increased $174,558, or 11.9%. As anticipated, operating costs increased during the nine months ended September 30, 2003 over the similar period in 2002 due primarily to increased property taxes and expenses to ready apartments for new tenants (reflected in compensation and benefits and maintenance and repairs expenses). With many of the apartments now rented, compensation and benefits and maintenance and repairs expenses decreased to levels comparable to the prior year in the third quarter of 2003.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Discontinued Operations (continued)

         The net operating income of the properties (defined as rental revenues less operating expenses excluding interest, depreciation and amortization) increased by $28,722 or 0.2% for the nine months ended September 30, 2003 over the similar period in 2002 as a result of the proportionately larger increases in revenues over operating expenses. The improvement in revenues in the third quarter of 2003 resulted in an increase in operating income of $46,470 or 9.6% when compared to the third quarter 2002.

         Occupancy levels at Woodhills, in Dayton, Ohio, decreased from 98% during the third quarter 2002 to 94% for the same period in 2003 while overall occupancy levels for the nine months ended September 30, 2003 increased to 94% from 92% in 2002. The average rental rate at Woodhills increased from $626 during the third quarter 2002 to $633 during the third quarter 2003. Rental revenues increased approximately $64,000 during the nine months ended September 30, 2003 when compared to revenues for the similar period in 2002.

         The average occupancy level at the Deerfield, in Cincinnati, Ohio, was 93% during the third quarter 2003, through the same period in 2002 occupancy averaged 95% while overall occupancy levels for the nine months ended September 30, 2003 increased to 94% from 92% in 2002. The average rental rate was approximately $651 during the third quarter 2003, a slight increase from $650 during the same period in 2002. Rental revenues increased approximately $103,000 during the nine months ended September 30, 2003 when compared to revenues for the similar period in 2002.

         At Oakbrook, in Columbus, Ohio, occupancy averaged 97% through the third quarter 2003 compared to 98% during the third quarter 2002 while overall occupancy levels for the nine months ended September 30, 2003 increased to 96% from 91% in 2002. Rental rates have increased from $624 during the third quarter 2002 to $633 during the third quarter 2003. Rental revenues for the nine months ended September 30, 2003 increased by approximately $36,000 when compared to revenues for the similar period in 2002.

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

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Outlook

         The General Partners received consent from the Limited Partners to sell the three properties. Purchase and Sale Agreements were executed with three buyers. On October 10, 2003, the Partnership sold Woodhills to Crown Management Corp. for $6,900,000. On October 15, 2003, the Partnership sold Oakbrook to Fleetwood Management, Inc. for $6,850,000. On October 28, 2003, the Partnership sold Deerfield to Connor & Murphy, LTD for $10,600,000. The General Partners plan to distribute preliminary sales proceeds in November and the balance by year end (once final operating costs are reconciled) after which the Partnership will conclude its operations.

                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

            The Partnership's mortgage loans were paid in full from sales proceeds in October of 2003.

Item 4.   Controls and Procedures

          Evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of disclosure controls and procedures, as of September 30, 2003, as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  A definitive proxy statement or Schedule 14A was filed on
            August 12, 2003 that solicited the consent for the sale of each of the Partnership's three apartment properties and subsequent liquidation of the Partnership upon successful consent and sale of all three properties.

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



Date:        11/04/03              By:      /s/   Daniel P. Riedel
                                        Daniel P. Riedel
                                        Chief Executive Officer
                                        Benchmark Equities, Inc.
                                        Development General Partner

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



Date:       11/04/03                  By:      /s/   Deborah J. Maxson
                                          Deborah J. Maxson
                                          Chief Financial Officer
                                          Benchmark Equities, Inc.
                                          Development General Partner

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



Date:        11/11/03               By:      /s/   John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner

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



Date:        11/11/03               By:      /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Chief Financial Officer
                                         Brown-Benchmark AGP, Inc.
                                         Administrative General Partner

                                                                Exhibit 32.1



                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel P. Riedel, the Chief Executive Officer of Benchmark Equities, Inc., Development General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date:    11/04/03                   By:      /s/  Daniel P. Riedel
                                         Daniel P. Riedel
                                         Chief Executive Officer
                                         Benchmark Equities, Inc.
                                         Development General Partner



Date:    11/04/03                    By:      /s/   Deborah J. Maxson
                                         Deborah J. Maxson
                                         Chief Financial Officer
                                         Benchmark Equities, Inc.
                                         Development General Partner

                                                                  Exhibit 32.2


                 BROWN-BENCHMARK PROPERTIES LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Brown-Benchmark Properties Limited Partnership's (the "Partnership") Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Brown-Benchmark AGP, Inc., Administrative General Partner of the Partnership, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




Date:      11/11/03                   By:      /s/  John M. Prugh
                                           John M. Prugh
                                           Chief Executive Officer
                                           Brown-Benchmark AGP, Inc.
                                           Administrative General Partner



Date:      11/11/03                   By:      /s/   Timothy M. Gisriel
                                           Timothy M. Gisriel
                                           Chief Financial Officer
                                           Brown-Benchmark AGP, Inc.
                                           Administrative General Partner

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



                                      BROWN-BENCHMARK PROPERTIES
                                           LIMITED PARTNERSHIP



DATE:     11/11/03                    By:     /s/  John M. Prugh
                                        John M. Prugh
                                        President and Director
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner



DATE:      11/11/03                   By:     /s/   Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Treasurer
                                        Brown-Benchmark AGP, Inc.
                                        Administrative General Partner